Form 10KSB
period 1996-03-31
MISTER JAY FASHIONS INTERNATIONAL INC
filed 1996-08-01
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number O-21178

                     MISTER JAY FASHIONS INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

                Delaware                                13-3626613
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or organization)

                    448 West 16th Street, New York, New York          11368
                    (Address of principal executive offices)        (Zip Code)

                                  (212) 391-2272
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each class   Name of each exchange on which registere
                                     NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

     The  Registrant's   revenues  for  the  year  ended  March  31,  1996  were
$22,492,587.

     The aggregate market value of the voting stock on July 26, 1996 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $10,813,043, based upon the average bid and asked prices for such Common Stock on said date ($2.06), as reported by a market maker. On such date, there were 5,588,050 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

General

     Mister Jay Fashions International, Inc. (the "Company") is a Delaware corporation which was organized in March 1991 and which commenced operations in October 1991. The Company designs, manufacturers and markets a variety of lower priced women's dresses, gowns and separates (blouses, camisoles, jackets, skirts and pants) for special occasions and formal events.

     The Company markets its products under its Mister Jay Fashions International, Lady Helene, Mister Jay Separates and Junior for Mister Jay labels. The Company sells its products in the United States primarily through specialty retail clothing stores and, to a lesser extent, to department stores. Most of the Company's products are purchased by women for weddings, parties, dancing and other events requiring formal attire.


Change of Majority Control of American Toys, Inc.

General

     American Toys, Inc. ("American Toys") is a Delaware corporation which was organized in February 1993 for the purpose of acquiring 90% of the issued and outstanding common stock and 100% of the shares of a newly created Series C Preferred Stock of Play Co. Toys & Entertainment Corp. ("Playco"), a California based retailer of children and adult toys. Until June 1996, the Company was the majority stockholder of American Toys and was able to substantially control all of its operations.

     In June 1996, European Ventures Corp. ("EVC"), a British Virgin Island corporation, of which Moses Mika is the sole officer, director and stockholder, acquired 3,106,500 shares of American Toys common stock, par value $.01, in exchange for 400,000 shares of common stock of Multimedia Concepts
International, Inc. ("Media"), a Delaware corporation. EVC had the right to either pay $1,800,000 for the shares or transfer 400,000 shares of Media to the Company. Mr. Mika is the father of Ilan Arbel, the president and Chief Executive Officer of the Company, former president of American Toys and the president and Chairman of the Board of Media. The shares of common stock issued to EVC will not be subject to the spin-off distribution referred to herein. (See "--Spin-off of Play Co. Toys & Entertainment Corp."). Pursuant to this acquisition, the Company no longer has majority control of American Toys.

Reverse Stock Split

     American Toys held a special meeting of its stockholders on May 31, 1996, at which meeting the stockholders approved a 1 for 4 reverse stock split of its outstanding shares of Common Stock, reducing its issued and outstanding shares of Common Stock from 3,575,980 shares to 893,995 shares of which the Company owns 447,508 shares. The record date for the purpose of calculating the reverse-split was April 17, 1996.

Spin-off of Play Co. Toys & Entertainment Corp.

     In June 1996, American Toys' Board of Directors, pursuant to the Company's consent, authorized the spin-off (the "Spin-off Distribution") of the shares of common stock of Playco owned by American Toys. The record date for stockholders of American Toys to receive the distribution of the shares of Playco is August 15, 1996. Presently, American Toys owns 2,548,930 shares or approximately 66% of the outstanding shares of common stock of Playco. In addition, American Toys, as majority stockholder of Playco has authorized the conversion of its Series D Preferred Stock owned by American Toys to be converted into 1,157,028 shares of Playco's common stock, based upon the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996. Initially, Playco was indebted to American Toys in the amount of $1,400,000, which debt was converted into one share of Playco's Series D Preferred Stock, which share gave American Toys a preferential voting right to vote to elect the majority of the board of directors of Playco. On July 19, 1996, Playco mailed an information statement and annual report to the stockholders of Playco describing the conversion and certain amendments to Playco's Certificate of Incorporation, which actions are scheduled to take place on August 9, 1996. See "Certain Relationships and Related Transactions."

     On June 20, 1996, American Toys, as majority stockholder of Playco, executed a written consent authorizing Playco to amend its Certificate of Incorporation, to (i) amend the rights and preferences of the Series D Preferred Stock to provide that it shall be convertible into 1,157,028 shares of Playco's common stock and (ii) amend Playco's Series E Preferred Stock to designate two separate classes, of which 10,000,000 shares shall be designated the "Series E Class I Preferred Stock," which shares shall be convertible at any time into 20 shares of Playco's common stock, and 10,000,000 shares of which shall be designated the "Series E Class II Preferred Stock," which shares will be convertible at the option of the holder, commencing two years from issuance, into 20 shares of Playco's common stock. The shares of the Series E Preferred Stock purchased by Europe American Capital Corp. ("EACC") shall be designated as Series E Class I Preferred Stock. See "-- Business of Playco."

     Upon the conversion of the Series D Preferred Stock American Toys would own 3,705,958 shares of Playco's common stock. The record date for the stockholders entitled to the distribution is August 15, 1996, and the distribution is expected to be sent to stockholders on August 30, 1996. As of August 15, 1996, American Toys expects that there will be 7,850,000 shares of common stock outstanding. This anticipates (i) the consummation of the Labyrinth Agreement (See "-- Acquisition of Labyrinth Communications Technologies Group, Inc. and Mantra Technologies, Inc.") and the issuance of 2,250,000 shares of common stock to Dr. Oliver Hilsenrath and (ii) 600,000 shares of common stock issuable pursuant to the private placement (See "--Private Placement"). Only the holders of approximately 2,494,000 shares will be eligible for the distribution, which includes (i) 893,995 shares which were outstanding after the 1 for 4 reverse stock split, (ii) 600,000 shares to be issued in the Private Placement, assuming the consummation thereof, and (iii) 1,000,000 shares issued to Ilan Arbel in June 1996 upon the exercise of an option granted pursuant to his employment agreement. The Spin-off Distribution shall not include the 3,106,005 shares issued to European Ventures Corp. ("EVC") in June 1996 (See "-- Acquisition of shares of Multimedia Concepts International, Inc. and Video On-Line USA, Inc.) or the 2,250,000 shares issuable to Dr. Oliver Hilsenrath upon the consummation of Labyrinth Agreement. Assuming the conversion of the Series D Preferred Stock, American Toys shall own 3,705,958 shares of Playco's common stock, which shall be distributed at the rate of approximately 1.49 shares for each share of common stock of American Toys owned.

Business of Mister Jay Fashions International, Inc.


     Mister Jay Fashions International. The Company's Mister Jay Fashions International line is comprised of approximately 75 different styles of women's dresses and gowns. Each of the dresses and gowns is available in sizes 8 through
20. The garments in the Mister Jay Fashions International line are more generously cut than the Junior for Mister Jay line. Dresses and gowns in the Mister Jay Fashions International line generally retail for approximately $110.

     Junior for Mister Jay. The Junior for Mister Jay line is a line of dresses and gowns which are more form fitting than the Mister Jay Fashions International line and is available in sizes 3 to 16 and in sizes 16 1/2 to 24 1/2.
Approximately 25 different styles are available in the Junior for Mister Jay line. Dresses and gowns in the Junior for Mister Jay line generally retail for approximately $150.

     Lady Helene. The Lady Helene line is identical to the Mister Jay Fashions International line, except that the Lady Helene line is available in sizes 14 1/2 to 32 1/2. Dresses and gowns in the Lady Helene line generally retail for approximately $115.

     Mister Jay Separates. The Mister Jay Separates line comprises blouses, camisoles, jackets, skirts and pants in sizes small, medium, large, x-large, xx-large and xxx-large. There are approximately 30 different styles of blouses, camisoles and jackets; 14 different styles of skirts; and 6 different styles of pants in the Mister Jay Separates line. Blouses, camisoles, jackets, skirts and pants in the Mister Jay Separates line generally retail for approximately $100 each.

Public Offering

     The Company on February 19, 1993, consummated a public offering of 438,050 units (including the purchase of 38,050 units upon the exercise of the underwriter's over-allotment), each unit comprising one share of Common stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock, at a purchase price of $5.00 per unit, through Hanover Sterling & Company, Ltd. ("Hanover"). The Company received net proceeds of $1,513,000 from the offering, after paying the 10% discount, 3% non-accountable expense allowance and first years consulting fee. The proceeds have been apportioned as follows (i) $600,000 was used for marketing and advertising, (ii) $150,000 to hire additional employees (iii) $400,000 was used to purchase fabrics and (iv) $363,000 was used for general working capital.

     Hanover Sterling & Co., Ltd. ("Hanover"), the underwriter of the Company's, American Toys and Playco's public offerings was a dominant influence in the market for the securities of such company's until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company's, American Toys' and Playco's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's market making activities of the Company's and Playco's securities has decreased significantly the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions. As of the date hereof, all trades transacted during the last two weeks of Hanover's operations are still being reviewed and such accounts still frozen.

Design and Manufacturing

     All of the Company's garments are designed by the Company's designer, Sheikhar Boodram, who is also a Director and Vice-President of the Company. The Company's garments consist of original designs and modifications and copies of existing designs. The Company's design staff consists of three persons, one of whom designs the garment; one of whom creates the pattern for the new garment; and one of whom sews samples of the new garments. Samples of newly designed garments are delivered to the Company's sales personnel and showroom for introduction to the Company's existing customers and the trade.

     When the Company receives an order to supply a customer with a newly designed garment, the Company's cutting department cuts the required material to pattern and ships the cut material, together with any required non-fabric sub-materials, to sewing contractors located in New York State, which sew and assemble garments for the Company. All finished goods are delivered by the sewing contractors to the Company upon their completion, for final inspection, allocation and shipment to customers. The goods are delivered to customers by independent shippers and are shipped to customers by air or truck, depending upon customers' needs, and cost and time considerations.

Supplies and Inventory

     The Company purchases its fabrics, together with non-fabric sub-materials (zippers, buttons, and trimmings), from New York City based manufacturers and suppliers. The Company generally pays for fabrics and non-fabric sub-materials upon receipt. As is customary in the industry, the Company does not have long-term formal arrangements with any of its suppliers and purchases its supplies based upon specific design and order requirements. However, the Company has experienced little difficulty in satisfying its fabric and non-fabric requirements and considers its sources of supply adequate.

     The Company's inventory of garments varies depending upon the Company's backlog of purchase orders and its financial position.

Quality Control

     The Company conducts limited quality control to ensure that finished goods meet the Company's standards. The Company employs one person to inspect samples of each garment upon receipt from the sewing sub-contractors to ensure compliance with the Company's specifications.

Marketing and Sales

     The Company's products are sold primarily to retail specialty clothing stores and to a lesser extent, to department stores throughout the United States. The Company's products are sold by nine independent manufacturers representatives on a commission basis and by management and a salaried sales person employed by the Company at the Company's sales office. Most of the Company's sales are made on a net 30 day basis, with a 8% discount offered for payment within 10 days.

     Several of the major retail department store chains have recently experienced financial difficulties and some have filed for protection under Chapter XI of the federal bankruptcy laws. Although the Company sells its products to some of such retail department store chains, to date, the financial difficulties of such retail department store chains has not had a material adverse effect on the Company's business. The Company is unable to predict what effect, if any, the financial difficulties encountered by such retailers will have on the Company's business.

     The Company does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new, conforming goods.

     The Company relies on sales calls by its representatives and exhibits by its manufacturers' representatives at trade shows to generate new business. The Company additionally sends catalogs and flyers to its existing customers on a regular basis, advising them of new products available from the Company.

     The Company believes a key feature of its business is its ability to design, produce and sell low cost garments which are similar in style and appearance to more expensive garments.

Research and Development

     The Company does not expend any funds specifically for research or development of its garments. The Company does however, develop new garments on an ongoing basis, the cost of which is incorporated into the Company's operating expenses.

Backlog

     A significant portion of the Company's sales are generated from short term purchase orders from customers who place orders on an as-needed basis. The Company typically manufactures its products upon receipt of orders from its customers and delivers goods within four weeks of receipt of an order.

The Company generally manufactures approximately 10% more goods than is ordered by a customer in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful.

Trademarks

     The Company utilizes registered and common law trademarks for use on its products. The Company registered the trademark "Lady Helene" in the United States in or about September, 1992. The trademarks "Mister Jay Fashions International", Mister Jay Separates and Junior for Mister Jay are unregistered trademarks which the Company uses on its respective lines of clothing. The Company has not filed for registration of any of such unregistered trademarks because of the probability that existing similar registered trademarks would act as a bar to registration. There can be no assurance that the Company's "Lady Helene" trademark will be adequately protected against infringement or that the Company will not be found to in some manner be infringing on another party's trademark through sales under the unregistered "Mister Jay Fashions International", "Mister Jay Separates" and "Junior for Mister Jay" trademarks, any of which events could adversely affect the Company's business.

Competition

     There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, some of which are larger and have greater resources than the Company.

     The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local, regional and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing than the Company. In addition, many large retailers have recently commenced sales of "store brand" garments which compete with those sold by the Company. Management believes that the Company's market share is insignificant in the evening wear and special occasion garment market.

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with Department Stores and national retail clothing chains to jointly advertise and market their products. Since the Company does little advertising and has no agreement with any Department Store or national retail chain to advertise any of its products, the Company competes with Companies which have brand names which are well known to the public. It can be expected that a retail shopper will buy a garment from a "brand name" entity before that of an unknown entity, if all other factors are equal.

Employees

     As of March 31, 1996, the Company employed 10 full-time persons. The Company additionally utilizes the services of 7 independent sales representatives who are compensated on a commission basis only. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good.

Business of American Toys

Acquisition of shares of Multimedia Concepts International, Inc. and Video On-Line USA, Inc.

     In June 1996, EVC, a British Virgin Island corporation, of which Moses Mika is the sole officer, director and stockholder, acquired 3,106,005 shares of American Toys's common stock in exchange for 400,000 shares of common stock of Multimedia Concepts International, Inc., a Delaware corporation ("Media"), which shares are quoted on the Nasdaq SmallCap Stock Market. Pursuant to this acquisition, EVC became the majority stockholder of American Toys. (See "- Reorganization of American Toys, Inc." and "Certain Relationships and Related Transactions"). EVC had the right to either pay $1,800,000 for the shares or transfer 400,000 shares of Media to American Toys. Mr. Mika is the father of Ilan Arbel, the president and Chief Executive Officer of American Toys and a director of Media. The shares of common stock issued to EVC will not be eligible to receive the Spin-off Distribution. In May 1996, Media acquired 51% of the outstanding shares of common stock of Video On-Line USA, Inc. ("Video"). Video was formed by EVC, which company retained 49% of the outstanding shares of Video, with Media owning the balance. In June 1996, EVC exchanged all of its shares of Video for a five year options to purchase 3,000,000 shares of the common stock at an exercise price of $2.00 per share and 100,000 shares at an exercise price of $2.50.

Acquisition of Labyrinth Communications Technologies Group, Inc. ("Labyrinth") and Mantra Technologies, Inc. ("Mantra")

     Labyrinth Communications Technologies Group, Inc., a Delaware corporation ("Labyrinth"), was formed by Dr. Oliver Hilsenrath on June 17, 1996. American Toys entered into a stock purchase agreement with Labyrinth (the "Labyrinth Agreement"), whereby American Toys has agreed to acquire 51% of the outstanding shares of common stock of Labyrinth. Pursuant to the terms of the Labyrinth Agreement, American Toys will purchase 200,000 shares of Labyrinth's common stock or 20% of the outstanding shares for $2,000,000 and shall exchange 2,250,000 shares of common stock for 310,000 shares of Labyrinth's common stock from Dr. Oliver Hilsenrath, the sole officer and director of Labyrinth. Upon consummation of this agreement Dr. Oliver Hilsenrath, the founder of both Labyrinth and Mantra, will become the president, Chief Executive Officer and a director of American Toys. In addition, American Toys has entered into a stock purchase agreement with Mantra (the "Mantra Agreement"), to acquire 51% of the outstanding shares of Mantra for $500,000, with the right to acquire the remaining 49% of the outstanding shares in exchange for an aggregate of 1,000,000 shares of American Toys's common stock. American Toys shall be issued an option by the stockholders of Mantra upon the consummation of the acquisition, which option may be initially exercised only in the event that the closing bid price of the common stock for the period of 30 consecutive trading days prior to the date of exercise shall have been at least $5.00.

Private Placement

     In July 1996, American Toys commenced a private placement (the "Private Placement") of its securities. American Toys is offering 600,000 shares at a purchase price of $2.50 per share. The proceeds of the offering shall be used for the acquisitions of Labyrinth and Mantra.

Business of Labyrinth

     Labyrinth was formed for the purpose of continuing the research and development commenced by Dr. Oliver Hilsenrath in the field of wireless communications. Labyrinth is in its development stages, primarily focusing on the raising of capital to continue its research and development. Labyrinth's goal is to identify, develop, manufacture and market specialized products that augment and improve existing and emerging wireless communications services. Labyrinth's business plan is to hire a team of experts in the field of wireless communications and to continue the research and development of the technology commenced by Dr. Oliver Hilsenrath. In the aggregate, through subscriptions and the investment by American Toys, Labyrinth anticipates raising an aggregate of approximately $2,948,000.

     Labyrinth anticipates that the research and development stage of its technology will continue for at least an additional 12 months, prior to testing any potential products, which Labyrinth estimates will take an additional 6 - 9 months. Therefore, Labyrinth does not anticipate receiving any revenues from operations for at least 18 months. The funds raised by Labyrinth will be used for general corporate purposes including salaries, fees and expenses as well as for developing prototypes and eventually the initial marketing of Labyrinth's product lines. Labyrinth anticipates that it will need additional funds in the future, however, there can be no assurances that if additional funds are available, such funds will be available on acceptable terms. There can be no assurances that Labyrinth will meet its timetable with respect to the development of the technology or any product line, if developed, or of its ability to obtain a carrier to test its products if developed.

Research and Development

     Labyrinth is currently in the process of developing a product called the "Flybeam". The Flybeam is an innovative attachment to the current wireless radio/antenna used by wireless communications base stations, which objectively, through computerized programming, provides for the flexibility of allocating channels geographically by consumer demand. The Flybeam, combined with the hardware already in place at the base station, would allow the radio/antenna base station to use its channels to their optimum efficiency by redirecting channels with low customer usage to those with higher usage requirements. The technology will enable the radio/antenna to continuously scan for requests for service and detect from which direction a call is being made. Upon recognizing where the calls are coming from, it then would allocate the number of channels necessary to handle the volume of calls from such area.

     Labyrinth is also developing technologies to replace the current antennas with electronically steered antennas which would achieve greater partitioning of cells, allowing for potentially higher efficiency and less interference.

Industry Overview

     The wireless communications industry has seen significant increased demand for such services over the past few years. Carriers are seeking ways to enhance the capabilities of the infrastructure of which they have built and invested greatly. These factors are promoting the entire wireless equipment market (companies such as Ericson, Motorola, Nokia, Northern Telecom, AT&T, etc.) into supplying more infrastructure for service providers (companies such as Bell Atlantic, Cellular One, Nextel, Mercury 1-to-1, Nynex, etc.). A new emerging industry being developed is geared toward producing products, which improve the efficiency and utilization of the existing wireless communications infrastructure to support more customers. Companies competing in this industry include Arraycomm, Matra and Hazeltine. The goal is to enable more capacity and revenues to an existing carrier without an extensive investment and which can be implemented in a timely fashion.

Business of Mantra

     Mantra is a development stage company formed by Dr. Oliver Hilsenrath. Mantra is developing a software package which operates in the background of your computer. The software acquaints itself with the user and probes the World Wide Web gathering items which correlate to the users personality/profile and business, which service optimizes your search time and use of the Web. This product is presently being developed.

Business of Playco

     Playco was founded in 1974, with one store in Escondido, California by its founders Thomas Davidson and Richard Brady. Since its commencement of operations, it has grown to seventeen stores located across the Los Angeles, Orange, San Diego, Riverside and San Bernadino Counties of California. Playco's stores average approximately 10,000 square feet in size and are located in strip shopping centers and are serviced from a central 64,000 square foot distribution facility. Playco is a retailer of children's and adult toys, games, and hobby products. On the average, Playco's stores offer over 15,000 items for sale, including a wide selection of educational and specialty toys.

     Playco is a Delaware Corporation which was originally incorporated in the State of California in 1974, but changed its domicile to the State of Delaware on June 14, 1994. In connection with such change of domicile to Delaware, each share of Playco's common stock was exchanged for 50 shares of common stock of Playco (Delaware). Such transaction is hereinafter referred to as the "Delaware Reorganization" and all reference herein to shares of Playco's common stock outstanding or per share information takes into account such transaction unless otherwise noted.

1996 Annual Meeting of Playco

     On May 3, 1996, Playco held an annual meeting, at which time its stockholders approved (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to Playco's Certificate of Incorporation to effect a change of the name of Playco from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to Playco's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and
(iv) the authorization of an amendment to Playco's Certificate of Incorporation to increase the number of authorized shares of common stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to Playco's Certificate of Incorporation filed with the State of Delaware. The certificate of amendment as filed, amended the name of Playco, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of common stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time.

Public Offering

     Playco, on November 9, 1994, consummated a public offering of 784,950 units (including the purchase of 84,750 units upon the exercise of the underwriter's over-allotment), each unit comprising one share of common stock and one redeemable common stock purchase warrant to purchase one share of common stock, at a purchase price of $5.00 per unit, through Hanover Sterling & Company, Ltd. ("Hanover"). Playco received net proceeds of $2,895,614 from the offering. The proceeds from Playco's offering have been apportioned as follows (i) $450,000 was paid to American Toys in order to decrease the loan from American Toys from $1,700,000 to $1,250,000, (ii) approximately $225,000 was used to redeem 224,708 shares of the Series B  Preferred  Stock  owned by Messrs.  Davidson  and Brady,
(iii) approximately $350,000 was used for the costs associated with the opening of a new store in Whittier, California and the balance was used for Playco's working capital needs.

Refocus of Corporate Strategy

     Playco has recognized that there is a growing demand for educational toys and entertainment. Playco has identified several small chains that have embarked into the educational/entertainment marketplace. While these store's operations will be used as role models for Playco's future direction and growth plans, Playco feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Playco will be designing future locations, as well as redesigning certain of its existing locations, to include educational toys and interactive facilities within the stores.

     Playco is in the process of remodeling its Orange store to this new format. It has plans to remodel two additional stores before year end 1996. Currently, Playco is in lease negotiations for two additional sites to be opened in the fall of 1996 under this new concept. The goal is to have five stores operating under the new concept by year end 1996 and, through remodel and new store openings, a total of thirteen by fiscal year end March 1998.

     Playco is converting its Rialto location to an off price clearance center. Playco feels that this under-performing location is demographically better suited for this concept. Fewer markdowns should and will be taken at the other locations as slower moving inventory will be transferred to the Rialto location for faster turnover.

     Traditionally, Playco's merchandising strategy was to offer what it perceived to be an alternative, less intimidating environment than Toys R Us. In particular, Playco stocks all of its items at eye level (as opposed to other stores which stocks many items vertically), provides clerks to assist customers and has a general policy of treating its customers with courtesy and respect. Though Playco's focus as to its product lines may change, Playco will continue to offer these services.

     Though Playco is seeking to refocus its product lines and strategies for the future, until its new strategy is tested, the majority of its stores will continue to offer a broad in-stock selection of products at competitive prices with an emphasis on customer service. Playco generally prices its items to be competitive with Toys R Us, using Toys R Us prices as a guideline. Such pricing adversely affected Playco's profits in fiscal 1994 and may continue to do so in the future. While Playco does not stock the depth or breadth of selection of toys as Toys R Us, it does strive to stock all basic categories of toys, as well as all television promoted items. Playco also has a special order program for many items and offers this service free to its' customers. Playco estimates it carries 50% of the toy items carried by Toys R Us and that Toys R Us carries only 25% of the hobby items carried by Playco. Playco does not compete with Toys R Us in the juvenile products or clothing category.

     Playco caters to value-conscious consumers who are attracted by the brand name and quality merchandise offered by Playco at prices lower than original retail prices. Playco offers its customers a competitive refund policy, duplicate exchange policy and price matching as additional incentives to shop at Playco's stores.

     Playco's competitive refund policy is posted in each store and provides full refunds to customers who return goods purchased at Playco, provided such returns are accompanied by a receipt, original carton and all component parts (with the exception of video games, which may only be returned for a refund if unopened, or exchanged if opened). Playco will give a cash refund to customers without a receipt under the same conditions as customers returning goods with a receipt (although it will first offer a store credit), provided that Playco stocks such goods, the customer fills out a store form and the customer has identification.

     Playco's duplicate exchange policy is posted in each store and provides that each store will exchange any item stocked by Playco with another item of equal or greater value, provided that the customer pays the difference in value for a more expensive item.

     Playco's price matching policy is posted in each store and provides that each store will send the customer a rebate for the difference between Playco store price of an item and the advertised price of the same item, provided that the customer brings to the store a copy of the advertisement with the lower price and that the customer purchases the item at the regular price.

Wholesale Operations

     In June 1994, Playco began selling toy and hobby items on a wholesale basis to military bases located in southern California. Playco presently sells toys and hobby items on a wholesale basis to the following military bases: Camp Pendleton Marine Corp. Recruit Depot; Miramar Naval Base; Marine Base, Barstow, California; Marine Corp. Air Station, El Toro, California; Marine Corp. Air Station at Yuma, Arizona and 29 Palms Marine Base in 29 Palms, California. Playco has agreements with four of six military bases to which it sells. These agreements provide that Playco sell to such purchasers those items which are requested, on a wholesale basis and to give credits for those items which are not sold. Though the gross profit on selling wholesale is low, the costs to sell wholesale are minimal to Playco since it already has inventory, trucks, and warehouse space. Playco intends to attempt to expand its sales through additional wholesale sales of toy and hobby items to additional military bases, although there can be no assurance that it will be successful selling such items on a wholesale basis or in expanding its wholesale sales from present levels. The plan to increase wholesale sales is intended to augment Playco's retail operation. Wholesale sales to military bases totalled approximately $911,400, or 4%, of sales for the year ended March 31, 1996 as compared to sales of approximately $801,300, or 3%, of sales for the year ended March 31, 1995. Playco anticipates similar sales revenues for the fiscal year ending March 31, 1997.

     In March 1995, Playco entered into a joint venture agreement with an individual, who is not an officer, director, associate or affiliate of Playco, whereby Playco became the 40% owner of a limited liability company managed by Thomas Davidson and such joint venture partner, called "Asher Playco, LLC.", doing business under the name Retail Source Distributing. In January 1996, this joint-venture agreement was terminated.

Plans for Expansion

     Prior to fiscal 1994, Playco generated all of its revenues from the retail sale of toy and hobby items through its retail locations. Starting in June 1993, Playco has sought to expand its operations to sell toys on a wholesale basis and to sell toys under its own name. In order to try and be profitable, Playco has adopted a policy of closing non-profitable store locations and only opening store locations which meet its site evaluation model. Although the southern California economy has been depressed in recent years, management believes that it can nonetheless open stores which can operate profitably, by opening new stores pursuant to its site evaluation model and to replace non-producing stores with new units. However, there can be no assurance that management is correct in such belief. Playco is currently seeking additional financing in order for it to expand its operations to include 35 locations within the next two years, using its site evaluation model. Playco estimates that the costs of such expansion will be approximately $5,000,000. Playco has not entered into any agreements to obtain such financing and there can be no assurance that such financing will be available to Playco or if available on terms acceptable to Playco.

Products

     Playco carries most major brand name toy and hobby products. Playco sells children's and adult toys, games, bicycles and other wheel goods, sporting goods, puzzles, Nintendo and Sega electronic game systems and cartridges for such game systems, cassettes and books. It offers over 15,000 items for sale, including a wide selection of educational and specialty toys and a full line of over 5,000 hobby items, such as radio controlled cars, boats, airplanes and helicopters and other wood and plastic modeling kits.

     All shipments to stores are made by Playco owned or leased vehicles. Each store employs a store manager, an assistant manager and between 15 to 25 full and part-time other employees. Each of Playco's store managers reports to Playco's director of operations and director of merchandising who in turn report directly to Playco's executive officers.

     Playco has recognized that there is a growing demand for educational toys and entertainment. Playco has identified several small chains that have embarked into the educational/entertainment marketplace. While these store's operations will be used as role models for Playco's future direction and growth plans, Playco feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Playco will be designing future locations, as well as redesigning certain of its existing locations, to include educational toys and interactive facilities within the stores.

     Playco is in the process of remodeling its Orange store to this new format. It has plans to remodel two additional stores before year end 1996. Currently, Playco is in lease negotiations for two additional sites to be opened in the fall of 1996 under this new concept. The goal is to have five stores operating under the new concept by year end 1996 and, through remodel and new store openings, a total of thirteen by fiscal year end March 1998.

Inventory

     Playco purchases approximately 95% of its product directly from manufacturers and ships the product to its stores from its distribution center. Inventory and shipment of product is monitored by a computerized point-of-sale system (the "System"). The System was installed during fiscal 1990 and 1991 at a cost of approximately $1,000,000. The System is a sophisticated point-of-sale scanning, inventory control, purchasing and warehouse system. The System allows each store manager to monitor sales activity and inventory at each store.

     The System monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into the System. Stores are generally restocked with product on a weekly basis, although certain stores and certain items may be restocked at different intervals. In addition, restocking of product is generally increased during the fourth quarter holiday season, with some stores and some items being restocked on a daily basis during such period.

Seasonality

     Playco's business is highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. After the introduction of educational products described herein, Playco anticipates that majority of its sales will continue to be generated in the fourth quarter of the calendar year, particularly in November and December. However, Playco anticipates that sales in the remaining three quarters will increase as a result of the new productline, however, there can be no assurances that Playco is correct in such opinion.

Research and Development

     Playco utilizes a site evaluation model based upon demographics for site selection in opening new store locations. The site evaluation model was originally developed in 1990 by National Decision Systems, Encinitas, California, at a cost to Playco of approximately $10,000. The site evaluation model is based upon approximately 400 census variables which were originally derived from the variables surrounding Playco's then existing 18 stores. Whenever Playco contemplates opening a new store location, it compares the demographic variables of the contemplated location against those of its model. Positive factors and negative factors are given certain ratings and a score is derived from such ratings. The strength of the score guides management of Playco as to whether or not to proceed with the contemplated store location.

     Demographic variables which are examined by the site evaluation model include the income level, number of children per household, age groups of such children, number of wage earners per household, proximity of a Toys R Us store and the percentage of home ownership within a one, three and five mile radius of the contemplated store location.

     Typically, if a Toys R Us store is located within a proximity of three (3) miles to the contemplated store location, such location is immediately deemed undesirable. Although management of Playco is of the opinion that its policy of not opening new stores within a three mile radius of a Toys R Us store will not limit its potential store locations, there can be no assurance that it is correct in such opinion. Playco management's opinion is based on its understanding of Toys R Us' policy of generally not opening a new Toys R Us store within a ten mile radius of an existing Toys R Us location. Such policy has generally allowed Playco to open a new store in between Toys R Us locations, with the knowledge that a new Toys R Us store will in all likelihood not be opened within a three (3) mile radius of the new Playco store, which is consistent with the parameters of its site evaluation model.

     Playco management is of the opinion that the site evaluation model significantly increases the probability that a new store location will be successful, although there can be no assurance that Playco management is correct in such opinion.

Manufacturing of TKO Products

     On May 27, 1994, Playco entered into a joint venture agreement with Laiko International Co., Inc. for the distribution of Playco's TKO product line items. Terms of agreement provide for Playco to provide the product and the joint venture partner to provide the wrapping of the products whereby both companies would share in the profits from the distribution of the TKO product line. Joint venture net profits as defined in the agreement are allocated whereby the first $1,750,000 in gross sales went allocated 75% to Playco and 25% to the joint venture partner. Net profits on gross sales in excess of $1,750,000 went 60% to Playco and 40% to the joint venture partner.

     As of March 31, 1995, Playco and the joint venture partner mutually agreed to terminate the agreement. Total joint venture net profits earned by Playco during the year ended March 31, 1995 totaled $81,345.

     During the year ended March 31, 1994, Playco began the wholesale distribution of its TKO product line items, which comprised products associated with the milk bottle cap game. Wholesale sales of TKO items for the year ended March 31, 1995 were approximated $2.8 million. At March 31, 1995, Playco had accounts receivable from wholesale sales of TKO items totalling $622,100.

     During the year ended March 31, 1996, demand for TKO products declined substantially, such that Playco's wholesale sales totalled approximately $569,000. Accounts receivable from wholesale sales at March 31, 1996 totalled $35,273.

     The milk cap game fad has lost much of its popularity since its introduction to Southern California in 1994. Accordingly, management believes that the milk bottle cap game pieces and accessories sold under Playco's TKO trademark are approaching the end of their product life cycle.

Trademarks

     Playco has received a federal registration for the trademark "Play Co. Toys", which trademark is utilized by Playco in connection with its marketing and sales of toy and hobby items. In addition, Playco has applied for a Federal registration for the trademark "TKO" although there can be no assurance that same will be granted by the U.S. Patent and Trademark office.

Financing

     On February 1, 1996, Playco entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation (Western) ("Congress") to replace its credit line with Imperial Bank. The Loan Agreement provides Playco with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 (the "Congress Financing"). The Congress Financing is secured by Playco's assets and a $2,000,000 letter of credit ("L/C") provided by Europe American Capital Corp. ("EACC") an affiliate of Ilan Arbel, Playco's Chairman of the Board. Additionally, the Congress Financing is guaranteed by the Company and American Toys.

     In connection with the issuance of the L/C, Playco on February 2, 1996 granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of common stock at a purchase price of 25% of the closing bid price for the common stock on the last business day prior to exercise, for a period of six months from issuance and (ii) to purchase up to an aggregate of 20,000,000 shares of Playco's Series E Preferred Stock. Playco's estimated value of the option described in (i) above is insignificant, which option was terminated by EACC in June 1996. Playco estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in-capital.

     Playco relies on credit terms from manufacturers to purchase some of its inventory. While 95% of accounts payable to vendors are current as at the date of this document, there can be no assurance that Playco will be able to keep such payables current in the future. Such credit arrangements vary for reasons both within and without the control of Playco. When American Toys acquired Playco in May 1993, certain credit lines and repayment terms from vendors were reduced to approximately 50% of their pre-acquisition levels. Playco's management has recently, through active negotiations with the toy trade, been able to increase such credit lines to 80% of their pre-acquisition levels.

     The reduction of credit or the terms thereof, the termination of an existing credit line, the loss of a major supplier or the deterioration of Playco's relationship with a major supplier, any or all of such occurrences would have a material adverse effect on Playco's business. In the event that such payables become delinquent for any reason, Playco would be required to purchase products on a cash basis from such manufacturers, which may curtail the amount of product which Playco could order from such manufacturers.

Competition

     The toy and hobby products market is highly competitive. Playco is in direct competition with local, regional and national toy retailers, including Toys R Us, which is generally considered to be the dominant toy retailer in the United States. Moreover, since Playco's prices are in part based upon Toys R Us prices, the aggressive pricing policy of Toys R Us has resulted in Playco lowering its prices on many items, thereby reducing Playco's profits. In addition, the toy and hobby products market is particularly characterized by large retailers and discounters with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. Playco faces competition from hobby vendors that market through direct sales forces and from distributors that rely on mail order and telemarketing. Playco competes as to price, personnel, service, speed of delivery and breadth of product line. Many of Playco's competitors have greater financial and marketing resources than Playco. Both Toys R Us and Kay Bee dominate the toy retail industry in southern California. Although Playco and Toys R Us have both been engaged in the retail toy industry in southern California for approximately twenty years, Toys R Us has increased its market share at a significantly faster rate than Playco. The domination of Toys R Us and Kay Bee and the weak southern California economy and Playco's policy of not opening a Playco store within three (3) miles of an existing Toys R Us store may inhibit Playco's ability to compete effectively in the toy retail industry or to establish new stores in favorable locations.

Competitors with respect to Learning Toys

     Playco feels the unfulfilled need in the marketplace is a retail outlet that offers a combination of the traditional name-brand, quality promotional toy items as well as educational toy offerings. Combining the promotional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate Playco's stores from those of any of its larger or similar size competitors. Management has not been unable to locate any other retailer currently using this combined marketing concept.

     Playco will compete for its educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Imaginarium, Learning Smith, Lake Shore, Zanny Brainy and Noodle Kidoodle.

Employees

     As of March 31, 1996, Playco employed approximately 54 full-time persons and approximately 206 part-time persons. None of the employees of Playco are represented by a union, and Playco considers employee relations to be good.


Products

     The Company manufactures and markets four lines of women's garments sold under the following labels:


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company sub-leases 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, where it leases its administrative offices, factory and warehouse. The sub-lease has been extended for a term of three (3) years, terminating on December 31, 1998, at a rate of approximately $12,000 per annum. The Company additionally leases an 858 square foot showroom at 1400 Broadway, New York, New York. The showroom sublease is for a term of five years and one month, terminating on January 31, 1997, at a rate of $25,740 per annum. Both of such leases are from unaffiliated parties.

     American Toys maintains its executive offices at the Company's offices free of charge. Playco maintains approximately 3,500 square feet of executive office space and 40,000 square feet of warehouse space at 550 Rancheros Drive, San Marcos, California, at an annual cost of approximately $250,000. Playco additionally maintains 18,000 square foot of warehouse space at an adjacent warehouse at an annual cost of approximately $100,000. The 43,500 square foot office and warehouse lease expires on April 30, 2000. The office and warehouse are leased from Tom Davidson and Richard Brady, the former President and current President of Playco. Playco believes that such lease is on terms no more or less favorable than it could obtain from an unaffiliated party. In addition, Playco currently leases 17 retail locations for its retail stores.

     In addition, Playco has opened and closed 12 additional stores in the past, which have been closed for various reasons. The effect of closing each of the stores has generally been positive, as most of such stores were operating at a loss prior to closure. Although there are expense charges associated with the closing of store locations, the effect of such charges is offset by the savings realized from closing stores which operate at a loss. In addition, since fixtures from closed stores are typically used in new store locations, the cost of opening new locations is minimized.

     Of the stores that remain open as of March 31, 1996, management is aggressively working through subleasing or landlord agreement to close the San Dimas, CA location, which does not produce an acceptable return on assets. Management is confident that they will be successful in closing the San Dimas location with minimal cost. Previously, management was considering closing the Rialto location as well. However, this location has been re-evaluated and management believes this location can operate successfully as an off price clearance center. In June 1995, Playco recorded an expense of approximately $219,500 for the closure of the Ontario location. Such amount represented the then net present value of the remaining payments under the lease obligation which was to expire September 2002. However, in April 1996, management negotiated a settlement with the landlord which will require Playco to pay the landlord an aggregate of $85,000 in six equal quarterly installments. As a result, Playco recorded an adjustment to decrease the original $219,500 recorded in June 1995 to the settlement amount of $85,000 as of March 31, 1996.

ITEM 3    LEGAL PROCEEDINGS

     Neither the Company, American Toys nor Playco is a party to any material litigation and neither company is aware of any threatened litigation that would have a material adverse effect on either companies business. No director, officer or affiliate of Playco, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to Playco.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Neither the Company, American Toys or Playco have submitted any matters to a vote of its security holders during their fiscal year ended March 31, 1996.

     On May 3, 1996, Playco held its annual meeting, at which time its stockholders approved (i) the election of three persons nominated by the Board of Directors as Directors, (ii) the authorization of an amendment to Playco's Certificate of Incorporation to effect a change of the name of Playco from Play Co. Toys to Play Co. Toys & Entertainment Corp., (iii) the authorization of an amendment to Playco's Certificate of Incorporation to authorize one share of Preferred Stock, par value $.01 per share, as the "Series D Preferred Stock" and
(iv) the authorization of an amendment to Playco's Certificate of Incorporation to increase the number of authorized shares of common stock to 410,000,000 shares and to authorize 20,000,000 shares of Preferred Stock, par value $.01 per share, as the "Series E Preferred Stock". All proposals were adopted by the stockholders and an amendment to Playco's Certificate of Incorporation was filed with the State of Delaware. The certificate of amendment as filed, amended the name of Playco, authorized a share of Series D Preferred Stock, authorized 1,000,000 shares of the Series E Preferred Stock and increased the authorized shares of common stock to 30,000,000. As shares of the Series E Preferred Stock are issued, additional shares may be authorized from time to time. See "Certain Relationships and Related Transactions."

     On May 31, 1996, American Toys held a special meeting at which the stockholders approved a proposal to effect a 1 for 4 reverse-split (1 new share for every 4 old shares) of all of American Toys' outstanding shares of common stock. The reverse split became effective as of May 31, 1996. As of the date of this report, not all stockholders have surrendered their old common stock certificates for post split, new common stock certificates. See "Certain Relationships and Related Transactions."

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock and Public Warrants are currently listed on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker, during the period from February 8, 1993 (the date the Company's Units started trading on the SmallCap Market of the Nasdaq Stock Market through July 29, 1996. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                        Common Stock (1)      Public Warrants (2)    Units (3)
Calendar Period         Low        High       Low        High      Low    High
- ---------------         ---        ----       ---        ----      ---    ----
      1993

02/11/93 - 03/31/93      5 3/4     11 1/2       3/8      6         5 1/8   10
04/01/93 - 06/30/93      8 3/4     12 5/8     5          6 3/4
07/01/93 - 09/30/93     12 5/8     14         6 3/8      7 1/4
10/01/93 - 12/31/93     14         14 1/2

      1994

01/01/94 - 03/31/94     14 1/8     16 1/4    7 1/8       8
04/01/94 - 06/30/94     15 1/4     16 1/4    7 1/4       8
07/01/94 - 09/30/94     15 1/4     15 3/4    7 1/4       9 1/2
10/01/94 - 12/31/94     15 1/2     19        9 1/2       11

      1995

01/01/95 - 03/31/95      5 3/4     18 1/8    1 1/2       11
04/01/95 - 06/30/95      2          4 7/8      1/8        1
07/01/95 - 09/30/95      4 1/2      4 7/8      1/8        1/8
10/01/95 - 12/31/95      1 5/8      5 3/4

      1996

01/01/96 - 03/31/96      2 1/4      2 7/8
04/01/96 - 06/30/96        5/8      2
07/01/96 - 07/29/96      1 7/8      2 1/4

(1) The Company's Common Stock and Public Warrants began trading on February 11, 1993.

(2) The Company's Public Warrants traded from February 11, 1993 through August 11, 1995.

(3)  The Company's Units traded from February 11, 1993 through March 15, 1993.

     As of July 29, 1996, there were 26 holders of record of the Company's Common Stock, although the Company believes that there are approximately 500 additional beneficial owners of shares of Common Stock held in street name. As of July 29, 1996, the number of shares of Common Stock outstanding of the Company was 5,588,050.

     On July 10, 1995, the board of directors of the Company authorized the issuance of a warrant dividend to the shareholders of the Company, whereby each shareholder of the Company on each of July 28, 1995, August 31, 1995 and September 29, 1995 received one warrant for each share of Common Stock owned on such date. These warrants are exercisable at a price of $5.80 per share during a period of twenty-four months from the effective date of a registration statement to be filed to register the sale of such warrants. The board has authorized the Company to undertake the registration of said warrants, which registration has not, as of the date hereof, been filed with the Securities & Exchange Commission.

     Hanover Sterling & Co., Ltd. ("Hanover"), the underwriter of the Company's, American Toys and Playco's public offerings, and was a dominant influence in the market for the securities of such company's until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company's, American Toys' and Playco's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's market making activities of the Company's American Toys' and Playco's securities has decreased significantly the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions. As of the date hereof, all trades transacted during the last two weeks of Hanover's operations are still being reviewed and such accounts still frozen.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Mister Jay Fashions International, Inc. (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company designs, manufactures and markets a variety of lower priced women's dresses, gowns and separates for special occasions and formal events. The Company's products are sold primarily to retail clothing and department stores throughout the United States.

     In May 1993, the Company, through its 75% owned subsidiary, American Toys, acquired 90% of the issued and outstanding common stock of Play Co. Toys & Entertainment Corp ("Playco"). Playco is a California based retailer of children's toys. Playco, which was founded in 1974 currently has 17 retail stores in California.

     In April of 1994, American Toys completed its own initial public offering. As a result of this offering and other transactions, the Company's ownership percentage of American Toys was reduced to 50.06%.

     In November of 1994, Playco also completed an initial public offering. American Toys' ownership percentage of Playco was reduced from 90% to approximately 67% as a result of this offering and other transactions involving issuance of shares.

     The Company which previously reported its financial results using a fiscal year ending September 30, has changed its reporting period to March 31 beginning with the transition period ended March 31, 1995. American Toys and Playco also report their financial results using a fiscal year ending March 31.

Results of Operations - Years Ended March 31, 1996 and 1995

     Consolidated net sales decreased from $27,182,538 to $22,492,587, a decrease of $4,689,951 or 17.3% when comparing the year ended March 31, 1995 to March 31, 1996. This decrease was primarily due to a decrease in Playco's sales ($4,144,000) which was attributed to decreased sales in a certain toy game product with management believes was due to it being a passing fad. Women's apparel sales also decreased from 1995 to 1996 ($546,000) which management attributes to increased competition in the garment industry.

     Consolidated gross profit margins decreased from approximately 31.5% to 25.4% when comparing the fiscal year ended March 31, 1995 to the current fiscal year ended March 31, 1996. Margins decreased on sales of both toys and women's apparel during the current year. In addition to competitive pressures, Playco experienced a decrease in gross margins due to the loss in sales of the particular game product mentioned above, which was previously being sold at margins of approximately 42%.

     Consolidated overhead costs for the year ended March 31, 1995 aggregated $10,184,874 as compared to $10,273,167 for the year ended March 31, 1996, an increase of $88,293 or only .9%. Consolidated interest costs however, increased to $616,848 rom $437,804 when comparing the year ended March 31, 1996 to the corresponding period of the prior year, an increase of $179,044 or 41%. Management attributes this increase to higher average borrowings.

     For the year ended March 31, 1996, subsequent to the adjustment for the minority interest in the net loss of consolidated subsidiaries, the Company reflected a consolidated net loss of $2,608,224 or $1.27 per share. For the year ended March 31, 1995, subsequent to the minority interest adjustment, the Company reflected a net loss of $539,304 or $.33 per share. Management attributes the increased loss to the lower net sales and lower gross margin on net sales as described above.

Liquidity and Capital Resources

     At March 31, 1996 the Company's consolidated balance sheet reflected cash of $76,000, working capital of $1,792,000 and a current ratio of 1.2:1. At March 31, 1995 the Company reflected cash of $407,000, working capital of $4,774,000 and a current ratio of 1.6:1. Management attributes these decreases to the approximate $2,600,000 net loss incurred during the fiscal year ended March 31, 1996.

     For the year ended March 31, 1996, the Companies used cash of $1,850,000 for operations as compared to cash used for operations of $3,442,000 for the prior year. This decreased use of cash was primarily a result of a reduction in inventories of $2,358,000 for the year ended March 31, 1996 as compared to an increase in inventories of $1,861,000 for the year ended March 31, 1995. Cash used for investing purposes for the year ended March 31, 1996 aggregated $457,000 as compared to $369,000 for the prior year and this was primarily for the purchase of property and equipment for both years. Cash generated from financing activities for the year ended March 31, 1996 was $1,975,000 as compared to $4,072,000 for the prior year. For the year ended March 31, 1995, cash was generated primarily through the issuance of stock by the Company's subsidiaries, a portion of which was utilized to repay loans to shareholders of these subsidiaries. For the year ended March 31, 1996, cash was provided by both sales of stock and net additional borrowings.

     For the years ended March 31, 1996 and 1995, Playco reflected net losses of approximately $3,500,000 and $900,000, respectively, which amounts include the minority shareholders pro rata share. The Company and its American Toys subsidiary have also reflected substantial losses.

     Through February 7, 1996, Playco had a borrowing agreement with a bank which provided for a $5,500,000 line of credit secured by substantially all assets of Playco (see Note 7 of Notes to Consolidated Financial Statements). The agreement, as amended, advanced funds with interest at 1.5% above the bank's prime lending rate and was guaranteed by American Toys and the Company. Under the agreement, the bank also provided overseas lines of credit to secure inventory purchases from foreign suppliers which effectively reduced the available borrowings on the line of credit.

     The line of credit agreement required compliance with certain loan covenants and included a requirement that the balance be paid in full as of December 31, 1995 for a period of 30 days. Interest was payable monthly on the line of credit which had an original maturity date of April 1, 1996.

     On February 7, 1996, Playco obtained alternative financing and, after repaying the entire balance due under this line of credit, terminated the agreement with the bank.

     On February 7, 1996, Playco borrowed, under an agreement with a financing company (see Note 8 of Notes to Consolidated Financing Statements) approximately $2,243,000, which proceeds were used to repay the then outstanding borrowings under the bank line of credit agreement. The financing agreement provides for maximum borrowings up to $7,000,000 based upon percentages of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined. The agreement matures February 1, 1998 and can be renewed for one additional year at the lender's option.

     The agreement includes a financial covenant requiring Playco to maintain, at all times, adjusted net worth, as defined, of $500,000. At March 31, 1996, Playco was in compliance with this financial covenant.

     Sources of funds to repay obligations as described above, are typically generated from sales of toys during the peak selling season of Playco from November to December of each year. Due to the significant seasonality of the toy industry, whereby approximately 50% of Playco's annual sales are generated during the months of November through December, manufacturers generally extend terms during the balance of the year. Amounts borrowed on bank and manufacturer credit lines are generally repaid in December and January of each year, at a time when inventory levels are significantly reduced.

New Accounting Standards

     Statement of Financial Accounting Standards No. 121. "Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Companies are in the process of analyzing the impact of this statement and do not believe that it will have a material impact on the Companies' financial position or results of operations. The Companies anticipate adopting the provision of this statement for fiscal year 1997.

     Statement  of  Financial  Accounting  Standards  No. 123,  "Accounting  for
Stock-Based   Compensation,"  established  financial  accounting  and  reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Companies will continue to apply the current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1997 financial statements.

Trends Affecting Liquidity, Capital Resources and Operations

     Playco's sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the Southern California area. Playco's future financial performance will depend upon continued demand for toys and hobby items by individuals in Southern California, general economic conditions within such geographic market area. Playco's ability to choose locations for new stores, Playco's ability to purchase product at favorable prices on favorable terms as well as increased competition and changes in consumer preferences.

     The toy and hobby retail industry currently faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation and domination. The domination of the retail toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States, including the Southern California market. There can be no assurance that the Company's business strategy will enable it to compete effectively in the retail toy industry.

     Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future. Playco's operating history has been characterized by narrow profit margins and, accordingly, Playco's earnings will depend significantly on its ability to purchase its product on favorable terms, to obtain store locations on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. Playco's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in Playco reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on Playco's results of operations. There can be no assurance that Playco will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increases profitability.

     Immediately after the Christmas season, Playco begins purchasing inventory, which has been depleted as a result. Thus, although significant reductions in accounts payable are made in January, accounts payable and inventory levels are expected to immediately increase as a result of new inventory purchases.

Inflation and Seasonality

     During the past few years inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices could adversely affect the Company's operations.

     Playco's toy business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Mister Jay's business is not seasonal with women's apparel being sold throughout the year.

Subsequent Events

     Effective May 9, 1996, Playco's certificate of incorporation was amended to change its name to Playco Toys & Entertainment Corp. and to increase its authorized shares of $.01 par value common stock to 30,000,000 shares. The number of shares of $.01 par value preferred stock Playco is authorized to issue is 1,469,445 of which 469,444 shares were designated Series B preferred stock, one share was designated Series D preferred stock and 1,000,000 shares were designated Series E preferred stock.

     American Toys has entered into a stock agreement to acquire 51% of the outstanding shares of common stock of Labyrinth Communications Technology Group, Inc. ("Labyrinth"), whereby it will purchase 20% of the shares for $2,000,000 from Labyrinth and will exchange 2,250,000 of its common shares for 310,000 shares of Labyrinth held by one of its stockholders. Upon consummation of this acquisition, the founding stockholder of Labyrinth will become the president and Chief Executive Officer of American Toys. Labyrinth is a development stage company which is engaged in the research and development of wireless communications technology.

     American Toys has commenced negotiations to acquire 51% of the outstanding common shares of Mantra Technologies, Inc. ("Mantra") and has an option to purchase the remaining 49% of the outstanding common shares for $500,000. Pursuant to the terms of the agreement, American Toys has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate of 1,000,000 shares of its common stock. In order for American Toys to exercise its options, the closing bid price of its common stock must have been $5.00 for the previous 30 trading days prior to the exercise. Mantra is a development stage company which is engaged in the development of an advanced user interface for the Internet and other data bases.

     On June 1, 1996 American Toys entered into a five year employment agreement with Ilan Arbel. Pursuant to the terms of the employment agreement, Mr. Arbel received options to purchase 1,000,000 shares at $1.00 and 2,250,000 shares at $1.33 exercisable until December 31, 1996. In June 1996, Mr. Arbel exercised his option to purchase 1,000,000 shares of common stock at $1.00 per share pursuant to the terms of the Labyrinth Agreement. Mr. Arbel has agreed to exercise an option to purchase an additional 750,000 shares at $1.33 on or before August 30, 1996.

     In July 1996, American Toys commenced a private placement (the "Private Placement") of its securities. American Toys is offering 600,000 shares at a purchase price of $2.50 per share. The proceeds of the offering shall be used for the acquisitions of Labyrinth and Mantra.

     In July 1996, American Toys, pursuant to the consent of the Company authorized the spinoff of the shares of Playco's common stock owned by American Toys. American Toys presently owns 2,548,930 (67%) of the outstanding shares of common stock of Playco

Other Items

     Hanover Sterling & Co., Ltd. ("Hanover"), the underwriter of the Company's, American Toys and Playco's public offerings, was a dominant influence in the market for the securities of said companies until February 1995. In February 1995, the National Association of Securities Dealers, Inc. (the "NASD") halted Hanover's market making operations due to Hanover's inability to meet the NASD's net capital requirements, which requires a broker/dealer to maintain certain levels of cash and other liquid assets in order to meet its obligations. Hanover ceased all operations immediately after losing its market making ability. It is believed by the Company that the securities Hanover was making a market in were being shorted by a group of other brokerage houses, which caused a decrease in Hanover's capital which inevitably lead to its loss of market making activities. The market for the Company's, American Toys' and Playco's securities have been significantly affected and may continue to be affected by the loss of Hanover's participation in the market. The loss of Hanover's marketing making activities of the Company's, American Toys' and Playco's securities has decreased significantly the liquidity of an investment in such securities. Upon Hanover ceasing operations, its clearing firm, Adler Coleman, filed for bankruptcy protection and all client accounts of Hanover were frozen while SIPC, the insurance agency for Adler Coleman, sorted out all transactions.

ITEM 7.   FINANCIAL STATEMENTS

         See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

         The executive officers and directors of the Company are as follows:

     NAME                     AGE             POSITION
     ----                     ---             --------

     Ilan Arbel               42             Chief Executive Officer
                                             President and Director

     Allean Goode             62             Secretary, Treasurer and
                                             Director

     Sheikhar Boodram         34             Vice-President and Director

     Rivka Arbel              42             Director


- ----------

     Ilan Arbel has been President and Chief Executive Officer and a Director of the Company since 1991. Mr. Arbel has been the President, Chief Executive Officer and a Director of American Toys since its inception in February 1993. In July 1993, Mr. Arbel resigned as President of American Toys upon the election of a replacement in such position, which replacement resigned in March 1995, at which time Mr. Arbel was re-elected as President. In May 1993, Mr. Arbel became a director of Playco, and since June 1994, he has been the Chairman of the Board. Since August 1995, Mr. Arbel has been a Director of Multimedia Concepts International, Inc. From 1989 to present, Mr. Arbel has been the Sole Officer and Director of Europe American Capital Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel, with B.A. degrees in Economics, Business and Finance.

     Allean Goode from September 1992 to present, has been Secretary, Treasurer and a Director of the Company. Ms. Goode has been Secretary, Treasurer and a Director of American Toys since February, 1993. Ms. Goode has been Assistant Secretary of Playco since May 1993. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for the Company. From 1981 until 1991, Ms. Goode was employed as Office Manager and Bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

     Sheikhar Boodram from October 1991 until his appointment as Vice-President and a Director of the Company in September 1992, Mr. Boodram was employed by the Company as its Production Manager performing most of the functions which he presently performs as Vice-President. Mr. Boodram has been a Director of American Toys since May 1993. Mr. Boodram has been responsible for the design and the coordination of the manufacturing of the Company's garments. From June 1995 to present Mr. Boodram has been the President and Secretary of Multimedia Concepts International, Inc. Mr. Boodram was appointed as a Director of Playco in February 1996. Mr. Boodram is the sole Officer and Director of American Eagle Industries Corp. and Match II, Inc., which companies engage in the manufacture of women's clothing. From 1979 until October 1991, Mr. Boodram was the production manager for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments which ceased operations in 1991.

     Rivka Arbel has been a Director of the Company since September 29, 1992. From 1986 to present, Ms. Arbel has been President and a Director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms. Arbel is the sister-in-law of Ilan Arbel, the Company's President and Chief Executive Officer.

Significant Playco Employees

     Richard Brady is a co-founder of Playco and has acted as its Executive Vice-President, Secretary and a Director since Playco's inception in 1974. In June 1994, Mr. Brady became the assistant Secretary of Playco upon the election of Angela Burnett as Secretary. In December 1995, Mr. Brady was appointed Chief Executive Officer and President of Playco.

     Angela Burnett has been the Treasurer of Playco since 1992 and the Secretary since June 1994. In December 1995, Ms. Burnett was appointed Chief Financial Officer and Secretary. Ms. Burnett has been employed at Playco since 1985, where she was initially employed as the data entry employee in charge of inventory control prior to becoming Assistant Controller of Playco in 1988.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors and greater than 10% shareholders, during fiscal 1995, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1995 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by Playco during the years ended March 31, 1996, 1995 and 1994 to each of the named executive officers of the Company and Playco.


                                                   Summary Compensation Table

                                                                            Annual Compensation
                                                              ----------------------------------------------------
            (a)                              (b)               (c)                  (d)                  (e)
Name and Principal                                                                                   Other Annual
   Position                                 Year              Salary($)          Bonus($)(1)       Compensation($)
- ------------------                          ----              ---------          -----------       ---------------
Ilan Arbel(2)(3)                            1996                   --               --                   --
  Chief Executive Officer                   1995                   --               --                   --
  of the Company                            1994                   --               --                   --

Ilan Arbel                                  1996                   --               --                   -(4)
  Former Chief Executive Officer            1995                   --               --                   -(4)
  President and Director                    1994                   --               --                   --
  of American Toys

Richard Brady                               1996                117,230             --               7,979(5)
  Chief Executive Officer,                  1995                120,000             --               7,829(5)
  President and Director                    1994                114,450             --               7,229(5)
  of Playco

Thomas Davidson                             1996(6)              79,203             --               5,793(7)
  Former President and Director             1995                120,000             --               8,690(7)
  of Playco                                 1994                120,000             --               8,690(7)


- -----------------------

(1) No bonuses were paid during the periods herein stated.

(2)  Mr.  Arbel  became the Chief  Executive  Officer of the Company in February
     1991. Mr. Arbel does not receive any compensation from the Company for being an officer or director.

(notes continued from previous page)

(3) In June 1995, pursuant to the terms of an agreement the Company granted Ilan Arbel and Rivka Arbel 150,000 and 100,000 options, respectively, to purchase shares of Common Stock at an exercise price of $2.00. These options were exercised and the shares purchased sold pursuant to a S-8 Registration Statement. See "-- Employment Agreements" and "Certain Relationships and Related Transactions."

(4) In March 1995, American Toys granted Mr. Arbel 150,000 and 100,000 options to purchase shares of common stock at exercise prices of $3.00 and $4.25, respectively. The 150,000 options exercisable at $3.00 were exercised on March 21, 1995 and the shares purchased sold pursuant to a S-8 Registration Statement. On June 16, 1995, American Toys filed an amendment to its registration statement on Form S-8, whereby American Toys amended the options issued to Mr. Arbel from 150,000 options exercisable at $4.25 per share to 150,000 options exercisable at $1.00 per share. These options were exercised on such date and the shares issued sold. See "Certain Relationships and Related Transactions."

(5) Includes an automobile allowance of $6,600 for 1996, $7,200 for 1995 and $6,660 for 1994, respectively, and the payment of life insurance premiums of $1,379, $629 and $629, for 1996, 1995 and 1994, respectively.

(6) Mr. Davidson resigned as both the President and as a Director of Playco effective November 28, 1995.

(7) Includes automobile allowance of $4,800, $7,200 and $6,600 for 1996, 1995 and 1994, respectively, and the payment of life insurance premiums of $993, $1,489 and $2,090 for 1996, 1995 and 1994, respectively.


Employment Agreements

     In May 1993, Playco entered into a three year employment agreement with Richard Brady, the Chief Executive Officer and President of Playco. The employment agreement provides for an annual salary of $120,000. In addition, the employment agreement provides for an automobile allowance and an annual bonus of 2% of the earnings of Playco before depreciation, interest and taxes ("EBDIT"), provided Playco earns a minimum EBDIT of $750,000 for the fiscal year ended March 31, 1994 and $900,000 for the fiscal year ended March 31, 1995. Playco also pays for $500,000 of life insurance for Mr. Brady. No bonuses were earned for either of the years ended March 31, 1996, 1995 or 1994.

     Playco has no plans to issue additional securities to its management, promoters or their affiliates or associates other than through Playco's stock option plan.

     On June 1, 1996, American Toys entered into a five year employment agreement with Ilan Arbel whereby Mr. Arbel will resign as Chief Executive Officer and President of American Toys and will become the Vice President of strategic business development for American Toys and its subsidiaries. Pursuant to the terms of his employment agreement, Mr. Arbel received options to purchase 1,000,000 shares at $1.00 and 2,250,000 shares at $1.33 exercisable until December 31, 1996, which options are intended to qualify as incentive stock options. In June 1996, Mr. Arbel exercised his option to purchase 1,000,000 shares of common stock at $1.00 per share pursuant to the terms of the Labyrinth Agreement. Mr. Arbel has agreed to exercise an option to purchase an additional 750,000 shares at $1.33 on or before August 30, 1996. American Toys has agreed to register the shares underlying the options in a registration statement, there will be no restriction pursuant to a lock-up agreement on any shares issued pursuant to the exercise of such options. See "Certain Relationships and Related Transactions."

     Mr. Arbel's employment agreement further provides that Mr. Arbel will not receive a salary but American Toys shall provide Mr. Arbel with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance. Additionally, Mr. Arbel will be reimbursed by American Toys upon presentation of appropriate vouchers for all business expenses incurred by Mr. Arbel on behalf of American Toys. American Toys shall provide Mr. Arbel with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

     In the event American Toys wishes to obtain Key Man life insurance on the life of Mr. Arbel, Mr. Arbel agrees to cooperate with American Toys in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     In July 1996, American Toys entered into a five year employment agreement with Dr. Oliver Hilsenrath, whereby upon the consummation of the Labyrinth Agreement, Dr. Oliver Hilsenrath will become the Chief Executive Officer and President of American Toys. Dr. Oliver Hilsenrath's employment agreement provides for an annual salary of $160,000 and increases of 10% per year for each year. Pursuant to the terms of the employment agreement, American Toys will issue Dr. Oliver Hilsenrath options to purchase 1,500,000 shares of common stock at $2.00 per share for a period of five years, which options are intended to qualify as incentive stock options. American Toys has agreed to register the shares underlying the option in a registration statement, however 500,000 shares shall be subject to a 2 year lock-up agreement. See "Certain Relationships and Related Transactions."

     Dr. Oliver Hilsenrath's employment agreement further provides that American Toys shall provide Dr. Oliver Hilsenrath with Blue Cross/Blue Shield or equivalent health insurance benefits and major medical insurance. Additionally, Dr. Oliver Hilsenrath will be reimbursed by American Toys upon presentation of appropriate vouchers for all business expenses incurred by Dr. Oliver Hilsenrath on behalf of American Toys. American Toys shall provide Dr. Oliver Hilsenrath with an automobile suitable for his position and reimburse reasonable automobile expenses including repairs, maintenance, gasoline charges, mobile phone, etc. via receipted expense reports.

     In the event American Toys wishes to obtain Key Man life insurance on the life of Dr.Oliver Hilsenrath, Dr. Oliver Hilsenrath agrees to cooperate with American Toys in completing any applications necessary to obtain such insurance and promptly submit to such physical examinations and furnish such information as any proposed insurance carrier may request.

     The Company has no employment agreements, however, the Company has entered into a compensation agreement dated June 10, 1995 with Ilan Arbel and Rivka Arbel, whereby the Company shall issue stock options, not included under the 1992 Stock Option Plan, to said individuals instead of salary for their employment with the Company. In addition, the Company has no plans, to issue any additional securities to its management, promoters or their affiliates or associates other than through its stock option plan.

1992 Stock Option Plan

     During 1992, the Company adopted the Company's 1992 Stock Option Plan (the "Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 150,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company and its subsidiaries. As of the date hereof options to purchase an aggregate of 70,000 shares of Common Stock have been granted under the Plan.

     The Board of Directors is charged with administration of the Plan, the Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

     Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Company or a subsidiary of the Company which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six (36) month period after such retirement. Options may be exercised up to thirty-six (36) months after death or total and permanent disability. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder, his or her guardian or legal representative.

     Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, however, that certain material modifications affecting the Plan must be approved by the shareholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at March 31, 1995, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each director; (iii) and by all officers and directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address              Amount and Number
of Beneficial Owner           of Beneficial Owner      Percentage of Outstanding
- -------------------           -------------------      -------------------------

Ilan Arbel (1)                     324,000                       5.8%
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Allean Goode (2)                    35,000                         *
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Sheikhar Boodram (3)                35,000                        *
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Rivka Arbel                        *                              *
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Officers and Directors
  as a Group (1)-(3)               394,000                       6.9%
  (4 persons)

     * Less than 1%.

(footnotes from previous page)

(1) In June 1995, pursuant to the terms of a compensation agreement dated June 10, 1995, the Company granted Ilan Arbel and Rivka Arbel 150,000 and 100,000 options, respectively, to purchase shares of Common Stock at an exercise price of $2.00. These options were exercised and the shares purchased sold pursuant to a S-8 Registration Statement filed on June 19, 1995. See "-- Employment Agreements."

(2) Includes 35,000 shares which are issuable upon the exercise of options granted under the Company's 1992 Stock Option Plan.

(3) Includes 35,000 shares which are issuable upon the exercise of options granted under the Company's 1992 Stock Option Plan.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1993, American Toys issued a Special Warrant to the Company under which the Company could purchase shares of American Toys common stock at an exercise price of $2.00 until March 28, 1996, in the event that its ownership of American Toys common stock fell below 50%. The Special Warrant was only exercisable to such extent that the number of shares of common stock acquired upon its exercise would increase the Company's ownership to no more than 51% of American Toys outstanding common stock at the date of exercise. On May 4, 1994, the Company purchased 90,030 shares of common stock, whereby it owned approximately 50.3% of American Toys common stock pursuant to the Special Warrant. The Company decreased the debt owed by American Toys to it by $180,060 as payment of price for the shares purchased.

     As of January 10, 1995, the board of directors upon unanimous written consent extended the term of the Public Warrants for a period of six months, whereby, said warrants shall expire on August 11, 1995.

     On March 9, 1995 American Toys' board of directors granted 250,000 and 100,000 stock options to Ilan Arbel and Alan Berkun, respectively. 150,000 and 50,000 options granted to Messrs. Arbel and Berkun, respectively, were exercisable at $3.00 per share, which options were exercised. The remaining 100,000 and 50,000 options granted to Messrs. Arbel and Berkun, respectively, are exercisable at $4.25 per share, which options have not been exercised. On March 21, 1995, American Toys filed a Form S-8 registration statement registering the sale of the shares of common stock underlying such options, at which time Messrs. Arbel and Berkun exercised 150,000 and 50,000 options, respectively, and sold the shares pursuant to such registration. The options were issued as compensation. See "Management - Executive Compensation."

     On June 16, 1995, American Toys filed an amendment to the filed Form S-8, amending the 100,000 options exercisable at $4.25 per share issued to Mr. Arbel to 150,000 options exercisable at $1.00 per share. Also, the 50,000 options exercisable at $4.25 per share issued to Alan Berkun were amended to 75,000 options exercisable at $1.00 per share. Both sets of options were exercised by said individuals in full on such date and sold. See "Management Executive Compensation."

     On June 19, 1995, pursuant to a compensation agreement dated June 10, 1995, the Company's board of directors granted 150,000 and 100,000 stock options exercisable at $2.00 per share, to Ilan Arbel and Rivka Arbel, respectively. These options were exercised and the shares of Common Stock issued thereby sold pursuant to a Form S-8 registration statement, filed by the Company, registering the sale of such shares.

     On September 29, 1995, the Company exercised its Special Warrant and purchased 275,000 shares of American Toys common stock at $2.00 per share. As a result, the Company retained approximately 50.1% of the outstanding shares of common stock of American Toys. This Special Warrant has expired and the Company is no longer the majority stockholder of American Toys.

     On June 1, 1996 American Toys entered into a five year employment agreement with Ilan Arbel. Pursuant to the terms of the employment agreement, Mr. Arbel received options to purchase 1,000,000 shares at $1.00 and 2,250,000 shares at $1.33 exercisable until December 31, 1996. In June 1996, Mr. Arbel exercised his option to purchase 1,000,000 shares of common stock at $1.00 per share pursuant to the terms of the Labyrinth Agreement. Mr. Arbel has agreed to exercise an option to purchase an additional 750,000 shares at $1.33 on or before August 30, 1996. American Toys has agreed to register the shares underlying the options in a registration statement, there will be no restriction pursuant to a lock-up agreement on any shares issued pursuant to the exercise of such options.

     In June 1996, American Toys, pursuant to the consent of its majority shareholder, at which time was the Company, authorized the spinoff of the shares of Playco's common stock owned by American Toys to the shareholders of American Toys. Additionally, American Toys authorized the conversion of its share of Series D Preferred Stock into 1,157,028 shares of Playco's common stock based upon the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996. Playco is amending its Certificate of Incorporation to reflect the conversion provisions referenced to herein. See "Description of Business - Reorganization of American Toys, Inc."

                                     PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following financial  statements of the Company are included as Part II,
     Item 8:


          Independent Auditors Reports                           F-1

          Balance Sheets                                         F-2

          Statements of Operations                               F-4

          Statement of Stockholders' Equity                      F-5

          Statements of Cash Flows                               F-6

          Notes of financial statements                          F-8 - F-20

          FINANCIAL STATEMENT SCHEDULES

(b) During the last quarter, the Company did not file any on Form 8-K.

(c) The following exhibits not marked with an * have been previously filed with the Commission with the Company's registration statement on form SB-2, File No. 33-55548-NY and Post-Effective Amendments No. 1 thereto. Exhibits marked with a
* have been filed with the this filing. Pursuant to 17 C.F.R. ss.230.411 all exhibits previously filed are incorporated by reference herein.

3.1    -    Certificate of Incorporation of the Company filed March 19, 1991.
3.2    -    Amendment to Certificate of Incorporation of the Company, filed in
            December, 1992.
3.3    -    By-Laws of the Company.
4.1    -    Specimen Common Stock Certificate.
4.2    -    Specimen Warrant Certificate.
4.3    -    Form of Warrant Agreement between the Company and
            Hanover Sterling & Company, Ltd. (the "Underwriter").
4.4    -    Form of Warrant Agreement between the Company, the
            Underwriter and Continental Stock Transfer & Trust
            Company.
5.0    -    Opinion of Lampert & Lampert.
3.4    -    Certificate of Incorporation of the American Toys, Inc. filed
            February 12, 1993.

3.5    -    Amended and Restated Certificate of Incorporation of Play Co. Toys,
            filed on June 15, 1994.
3.6    -    By-Laws of Playco.
3.7    -    Letter waiving redemption right and Put Option on Series
            C Preferred Stock.
4.3    -    Special Warrant.
4.6    -    Form of Distribution Warrant Agreement between the
            Company and Continental Stock Transfer & Trust
            Company.
10.1   -    The Company Incentive Stock Option Plan.
10.2   -    Sublease at 448 West 16th Street, New York, New York
10.3   -    Lease for 1400 Broadway, New York, New York
10.4   -    Loan Agreement with Foundation Veneziano and Promissory Note
10.5   -    Mergers and Acquisitions Agreement
10.6   -    Consulting Agreement
10.7   -    Security Agreement from Playco to Amex Financial Services
10.8   -    Promissory Note from Playco to Amex Financial Services
10.9   -    Warrant Agreement from Playco to Amex Financial Services
10.10  -    Guarantee from Mister Jay to Amex Financial Services
10.11  -    Guarantee from American Toys to Amex Financial Services
10.12  -    Stock Purchase Agreement between Playco and American Toys
10.13  -    Non-Competition Agreement between Playco and Tom Davidson
10.14  -    Non-Competition Agreement between Playco and Rich Brady
10.15  -    Non-Competition Agreement between Playco and Don Welker
10.16  -    Lease Agreement for Store-Escondido
10.17  -    Lease Agreement for Store-Convoy
10.18  -    Lease Agreement for Store-Oceanside
10.19  -    Lease Agreement for Store-El Toro
10.20  -    Lease Agreement for Store-Chula Vista
10.21  -    Lease Agreement for Store-El Cajon
10.22  -    Lease Agreement for Store-Ontario
10.23  -    Lease Agreement for Store-Simi Valley
10.24  -    Lease Agreement for Store-Encinitas
10.25  -    Lease Agreement for Store-San Dimas
10.26  -    Lease Agreement for Store-Anaheim
10.27  -    Lease Agreement for Store-Rialto
10.28  -    Lease Agreement for Store-Redlands
10.29  -    Lease Agreement for Store-Rancho Cucamonga
10.30  -    Lease Agreement for Store-Woodland Hills
10.31  -    Lease Agreement for Warehouse-Executive Offices
10.32  -    Lease Agreement for Store-Pasadena
10.33  -    Employment Agreement of Thomas Davidson
10.34  -    Employment Agreement of Richard Brady

10.35  -    Agreement between the Company and Playco terminating
            Put Option and redemption of Series C preferred shares
10.36  -    Lease Agreement for Store-Lakewood
10.37  -    Lease Agreement for Store-Corona Plaza
10.38  -    Note from Playco to American Toys
10.39  -    Loan Agreement, Subordination Agreement, Security
            Agreement and Note for Imperial Loan
10.40  -    Distribution Warrant with restrictive legend issued to Mister Jay
            Principal Shareholders
10.41  -    Extension of Warehouse Lease
10.42  -    Exercise of Put Option
10.43  -    Promissory Note for $250,000 from Playco to American Toys
10.44  -    Waiver of Loan Covenants by Imperial
10.45  -    Waiver of Loan Covenants by Imperial dated June 13, 1994.
10.46  -    Letter of Credit from Europe American Capital Corp.
10.47  -    Letter of Credit from Europe American Capital Corp.
10.48  -    Employment Agreement of Irwin S. Lampert
10.49  -    Guarantees of American Toys to toy trade.
10.50  -    Joint Venture Agreement with Laiko International Co., Inc.
10.51  -    Note from Playco to American Toys in the amount of $1,250,000 dated
            February 28, 1994
10.52  -    Note for Playco to American Toys in the amount of $200,000 dated May
            10, 1994
10.53  -    Note from Playco to American Toys in the amount of $150,000 dated
            July 1, 1994
10.54  -    Note for Playco to American Toys in the amount of $100,000 dated
            August 9, 1994
10.55  -    Note from Richard L. Brady to American Toys in the amount of
            $50,000 dated April 1, 1994
10.56  -    Note from Thomas M. Davidson to American Toys in the amount of
            $50,000 dated April 1, 1994
10.57  -    Direct delivery Purchase Agreement between Playco and Camp
            Pendleton
10.58  -    Director delivery Purchase Agreement between Playco and MCRD, San
            Diego.
10.59  -    Waiver of Playco's right to call shares of Messrs. Brady and
            Davidson.
10.60  -    Lease extension - El Toro Store
10.61  -    Extension of Imperial Loan dated December 31, 1994.
10.62  -    Joint Venture Agreement for Asher Playco, LLC.
10.63  -    Waiver dated June 29, 1995 from Imperial Bank
10.64  -    Letter dated May 24, 1995 from TransAtlantic Commerce Corp. to the
            Company.
10.65  -    Compensation agreement between the Company, Ilan Arbel and Rivka
            Arbel.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of July, 1996.


                     MISTER JAY FASHIONS INTERNATIONAL, INC.



                    By:  \s\ Ilan Arbel
                         ----------------------------------
                         Ilan Arbel, President and
                         Chief Executive Officer and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



\s\ Ilan Arbel           Chief Executive Officer            07/30/96
- -----------------        President and Director             --------
Ilan Arbel



\s\ Allean Goode         Secretary, Treasurer and           07/30/96
- -----------------         Director                          --------
Allean Goode


\s\ Sheikhar Boodram     Vice-President and Director        07/30/96
- --------------------                                        --------
Sheikhar Boodram


\s\ Rivka Arbel          Director                           07/30/96
- ---------------                                             --------
Rivka Arbel

ITEM 7.   Financial Statements and Supplementary Data



                 - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS -

                                                                                Page(s)
                                                                                ------
Financial Statements:
     Independent Auditors' Report                                               F - 2

     Consolidated Balance Sheets as of March 31, 1996 and 1995                  F - 3

     Consolidated Statements of Operations for the Years Ended March 31,
     1996 and 1995 (Unaudited)                                                  F - 5

     Consolidated Statements of Changes in Shareholders' Equity for the Two
     Years in the Period Ended March 31, 1996                                   F - 6

     Consolidated Statements of Cash Flows for the Years Ended March 31,
     1996 and 1995 (Unaudited)                                                  F - 7


Notes to Consolidated Financial Statements                                      F - 9


















                                                                      Page F - 1

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Mister Jay Fashions International, Inc.
New York, New York


We have audited the consolidated balance sheets of Mister Jay Fashions International, Inc. and subsidiaries as of March 31, 1996 and 1995 (as restated
- - see Note 4), and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of American Toys Inc., a 50.06% owned subsidiary, and its subsidiary, which statements reflect total assets of $9,320,749 and $11,814,427 as of March 31, 1996 and 1995, respectively and total revenues of $21,230,853 and $25,374,722 for the years ended March 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for American Toys Inc. and subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mister Jay Fashions International Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended March 31, 1996, in conformity with generally accepted accounting principles.




                                        /s/ LAZAR, LEVINE & COMPANY LLP
                                        -------------------------------
                                        LAZAR, LEVINE & COMPANY LLP


New York, New York
June 18, 1996






                                                                      Page F - 2


                                      MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS



                                                     - ASSETS (Notes 8 and 10) -


                                                                                                    March 31,           March 31,
                                                                                                     1996                 1995
                                                                                                  ------------         ------------
                                                                                                                       (as restated-
                                                                                                                       see Note 4)
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $    75,573          $   07,042
  Accounts receivable - net of allowances for doubtful accounts of
    $32,013 and $37,320 for 1996 and 1995, respectively                                               313,068              848,406
  Inventories (Notes 2f and 8)                                                                      8,273,225           10,630,938
  Prepaid expenses and other current assets                                                           338,844              471,982
  Loans and advances - officer (Note 5)                                                                88,105              938,386
                                                                                                  -----------          -----------

TOTAL CURRENT ASSETS                                                                                9,088,815           13,296,754
                                                                                                  -----------          -----------

PROPERTY AND EQUIPMENT - NET  (Notes 2g, 6 and 11)                                                  1,866,169            1,941,260
                                                                                                  -----------          -----------

OTHER ASSETS:
  Security deposits                                                                                    64,504              120,142
  Deferred financing costs (Notes 2h, 7 and 8)                                                        393,700                 --
  Costs in excess of net assets acquired (Note 2i)                                                      6,542               85,050
                                                                                                  -----------          -----------

                                                                                                      464,746              205,192
                                                                                                  -----------          -----------





                                                                                                  $11,419,730          $15,443,206
                                                                                                  ===========          ===========




                        The independent auditors' report and accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                          Page F - 3


                                      MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                              - LIABILITIES AND SHAREHOLDERS' EQUITY -

                                                                                                   March 31,            March 31,
                                                                                                     1996                 1995
                                                                                                 ------------         -------------
                                                                                                                      (as restated -
                                                                                                                        see Note 4)
CURRENT LIABILITIES:
  Borrowings under bank line of credit (Note 7)                                                  $       --            $  2,374,491
  Borrowings under financing agreement  (Note 8)                                                    3,403,025                  --
  Accounts payable                                                                                  2,926,827             3,366,114
  Accrued expenses and other current liabilities (Note 9)                                             548,360               651,726
  Due to affiliates (Note 10)                                                                         418,561             2,056,300
  Current portion of capital lease obligations (Note 11)                                                 --                  42,045
  Income taxes payable (Notes 2j and 12)                                                                 --                  32,499
                                                                                                 ------------          ------------
TOTAL CURRENT LIABILITIES                                                                           7,296,773             8,523,175
                                                                                                 ------------          ------------


LONG-TERM LIABILITIES:
  Deferred rent liability                                                                             197,935               140,218
                                                                                                 ------------          ------------


MINORITY INTERESTS IN SUBSIDIARIES (Notes 4 and 13):
  Common stock                                                                                      2,413,973             3,755,945
  Series B redeemable, cumulative preferred stock, no par, 244,736 shares authorized, 81,579 and 234,722 shares issued and outstanding, for
    1996 and 1995, respectively, full liquidation value of $81,579 and
    $234,722 for 1996 and 1995, respectively                                                           87,680               242,275
                                                                                                 ------------          ------------
                                                                                                    2,501,653             3,998,220
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 7, 8, 15, 16, 17 and 18)

SHAREHOLDERS' EQUITY  (Note 14):
  Common stock, $.01 par value, 10,000,000 shares authorized; 2,188,050 and
    1,638,050 shares issued and outstanding for 1996 and 1995, respectively                            21,881                16,381
  Additional paid-in capital                                                                        5,709,930             4,615,430
  Common stock subscribed                                                                             150,000                  --
  Retained earnings (deficit)                                                                      (4,458,442)           (1,850,218)
                                                                                                 ------------          ------------
                                                                                                    1,423,369             2,781,593
                                                                                                 ------------          ------------

                                                                                                 $ 11,419,730          $ 15,443,206
                                                                                                 ============          ============







                        The independent auditors' report and accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                          Page F - 4


                                      MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          For the Year Ended
                                                                                                              March 31,
                                                                                               ------------------------------------
                                                                                                    1996                   1995
                                                                                                ------------           ------------
                                                                                                                       (unaudited)
NET SALES  (Note 2k)                                                                            $ 22,492,587           $ 27,182,538
                                                                                                ------------           ------------

COSTS AND EXPENSES:
  Cost of sales (Note 16b)                                                                        16,774,352             18,618,323
  Operating expenses                                                                              10,273,167             10,184,874
  Interest and other income                                                                          (42,605)               (70,293)
  Costs associated with closures of retail stores (Note 2l)                                          129,577                   --
  Interest expense                                                                                   616,848                437,804
                                                                                                ------------           ------------
                                                                                                  27,751,339             29,170,708


(LOSS) BEFORE MINORITY INTERESTS                                                                  (5,258,752)            (1,988,170)

  Minority interests in net loss of consolidated subsidiaries (Note 13)                            2,650,528              1,206,045
                                                                                                ------------           ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES                                                   (2,608,224)              (782,125)

  (Credit) provision for income taxes (Notes 2j and 12)                                                 --                 (242,821)
                                                                                                ------------           ------------

NET (LOSS)                                                                                      $ (2,608,224)          $   (539,304)
                                                                                                ============           ============


(LOSS) EARNINGS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE (Note 2m):
  Net loss before minority interest and income tax benefit                                      $      (2.56)          $      (1.21)
  Minority interest in net loss                                                                         1.29                    .73
  Income tax benefit                                                                                    --                      .15
                                                                                                ------------           ------------

  Net loss                                                                                      $      (1.27)          $       (.33)
                                                                                                ============           ============


WEIGHTED AVERAGE NUMBER OF COMMON AND DILUTIVE
  SHARES OUTSTANDING  (Note 2m)                                                                    2,052,434              1,638,050
                                                                                                ============           ============




                        The independent auditors' report and accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                          Page F - 5



                                      MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                           Additional       Common                        Total
                                                               Common       Paid-in         Stock         Retained     Shareholders'
                                                 Shares        Stock        Capital       Subscribed      Earnings        Equity
                                              -----------   -----------    -----------    -----------   -----------   -------------

Balance at April 1 1994, as previously
  reported                                      1,638,050   $    16,381    $ 2,444,359    $      --     $(1,310,914)    $ 1,149,826

Adjustment for minority interest  (Note 4)           --            --        2,171,071           --            --         2,171,071
                                              -----------   -----------    -----------    -----------   -----------     -----------

Balance at April 1, 1994, as restated           1,638,050        16,381      4,615,430           --      (1,310,914)      3,320,897

Net loss for the year ended March 31, 1995
  (unaudited)                                        --            --             --             --        (539,304)       (539,304)
                                              -----------   -----------    -----------    -----------   -----------     -----------

Balance at March 31, 1995                       1,638,050        16,381      4,615,430           --      (1,850,218)      2,781,593

Shares issued in repayment of debt (Note 14)      550,000         5,500      1,094,500           --            --         1,100,000

Stock subscription received (Note 14)                --            --             --          150,000          --           150,000

Net loss for the year ended March 31, 1996           --            --             --             --      (2,608,224)     (2,608,224)
                                              -----------   -----------    -----------    -----------   -----------     -----------

BALANCE AT MARCH 31, 1996                       2,188,050   $    21,881    $ 5,709,930    $   150,000   $(4,458,442)    $ 1,423,369
                                              ===========   ===========    ===========    ===========   ===========     ===========









                        Th independent auditors' report and accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                          Page F - 6


                                      MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               For the Year Ended
                                                                                                    March 31,
                                                                                        -------------------------------
                                                                                              1996            1995
                                                                                        ---------------   -------------
                                                                                                           {unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                                           $(2,608,224)     $  (539,304)
   Adjustments to reconcile net (loss) to net cash (used for) operating activities:
       Depreciation and amortization                                                        493,910          435,167
       Minority interest in net loss of subsidiaries                                     (2,650,528)      (1,206,045)
       Allowance for doubtful accounts                                                        2,680             --
       Amortization of deferred interest                                                       --             50,000
       Deferred rent                                                                         57,717           83,431
       Compensatory stock and options issued by subsidiaries                                267,401          249,000
   Change in assets and liabilities:
     Decrease (increase) in accounts receivable                                             532,658         (565,292)
     Decrease (increase) in merchandise inventories                                       2,357,713       (1,860,715)
     Decrease in prepaid expenses and other current assets                                  122,887           52,912
     Decrease in deposits                                                                    33,388           11,782
     (Decrease) increase in accounts payable                                               (439,287)          21,264
     (Decrease) in accrued expenses                                                         (20,115)        (104,878)
     (Decrease) in income taxes payable                                                        --            (69,158)
                                                                                        -----------      -----------
       Net cash (used for) operating activities                                          (1,849,800)      (3,441,836)
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                                                (340,311)        (368,668)
   Loans (made to) officer                                                                 (116,674)            --
                                                                                        -----------      -----------
       Net cash (used for) investing activities                                            (456,985)        (368,668)
                                                                                        -----------      -----------






                        The independent auditors' report and accompanying notes are an integral part of these consolidated financial statements.


                                                                                                                          Page F - 7


                    MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Year Ended
                                                                           March 31,
                                                               -------------------------------
                                                                     1996            1995
                                                               ---------------   -------------
                                                                                  (unaudited)

(Continued):
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit             $(2,374,491)     $   338,059
   Net borrowings under financing agreement                       3,403,026             --
   Loans and advances from affiliates                                66,676             --
   Repayment of advances from affiliates                               --         (2,276,584)
   Payments of long-term debt and capital lease obligations         (42,045)         (95,682)
   Proceeds from sale of common stock                               150,000             --
   Increase in minority interest in subsidiaries                    772,150        6,106,230
                                                                -----------      -----------
     Net cash provided by financing activities                    1,975,316        4,072,023
                                                                -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (331,469)         261,519

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      407,042          145,523
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    75,573      $   407,042
                                                                ===========      ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                $   533,058      $   375,688
   Taxes paid                                                        15,821            5,000








     The independent auditors' report and accompanying notes are an integral part of these consolidated financial statements.


                                                                                     Page F - 8

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -  DESCRIPTION OF COMPANY:

         Mister Jay Fashions International, Inc. (the "Company" or "Mister Jay") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company designs, manufactures and markets a variety of lower priced women's dresses, gowns and separates for special occasions and formal events. The Company's products are sold primarily to retail clothing and department stores throughout the United States.

         In May of 1993, the Company, through a 75% owned subsidiary, American Toys, Inc., acquired 90% of the issued and outstanding common stock of Play Co. Toys, Inc. ("Play Co."). American Toys has not conducted any active operations other than the acquisition of Play Co. nor does it have any present intentions to do so. Play Co. is a California based retailer of children's toys. Play Co., which was founded in 1974, currently has 17 retail stores in California.

         In April of 1994, American Toys completed its own initial public offering (see Note 15). As a result of this offering and other transactions, the Company's ownership percentage of American Toys has been reduced to 50.06%.

         In November of 1994, Play Co. also completed an initial public offering (see Note 15). American Toys' ownership percentage of Play Co. was reduced from 90% to approximately 67% as a result of this offering and other transactions involving issuances of shares.

         The Company which previously reported its financial results using a fiscal year ending September 30, has changed its reporting period to March 31. American Toy and Play Co. also report their financial results using a fiscal year ending March 31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Principles of consolidation:

     The consolidated  financial  statements include the accounts of Mister
     Jay, its' majority owned subsidiary, American Toys and American Toys' majority owned subsidiary, Play Co.. All material intercompany balances and transactions have been eliminated in consolidation.

(b)  Use of Estimates:

     In  preparing  financial   statements  in  accordance  with  generally
     accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any to have a material effect on the financial statements.



                                                                      Page F - 9

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

(c)  Concentration of Credit Risk:

     Financial   instruments  that  potentially   subject  the  Company  to
     concentrations of credit risk consist principally of cash and accounts receivable.

     The  Company  maintains  at  times,   deposits  in  federally  insured
     financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company's risk is negligible.

     Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

(d)  Fair Value of Financial Instruments:

     The carrying amount of the Company's financial instruments, consisting of accounts receivable, accounts payable and borrowings approximate their fair value.

(e)  Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(f)  Inventories:

     Inventories  are  stated  at the  lower of cost  (first-in,  first-out
     (FIFO) method) or market. Finished goods and work-in-process of Mister Jay are valued at average cost of production which includes material, labor and manufacturing expenses.

     At March 31, 1996 and 1995, inventories consisted of the following:


                                                     1996            1995
                                                 -----------     -----------
Mister Jay
 Raw materials                                   $   696,526     $   532,675
 Work-in-process                                     132,107          84,923
 Finished goods                                    1,185,508       2,080,972
                                                 -----------     -----------
                                                   2,014,141       2,698,570
Play Co.
 Merchandise inventories                           6,259,084       7,932,368
                                                 -----------     -----------

Total                                            $ 8,273,225     $10,630,938
                                                 ===========     ===========




                                                                     Page F - 10

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

(g)  Fixed Assets and Depreciation:

     Property  and  equipment  is  recorded  at  cost.   Depreciation   and
     amortization are provided using the straight-line method over the estimated useful lives (3 - 15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

(h)  Deferred Financing Costs:

     Deferred  financing costs are associated with notes payable (see Notes
     7 and 8). Such costs will be amortized on a straight-line basis over the life of the financing agreement which expires on January 30, 1998.

(i)  Excess of Costs Over Net Assets Acquired:

     The excess of the costs over net assets acquired (Play Co.) have been assigned to covenants not to compete and is being amortized over the related life of non-compete contracts which expire in May 1996.

(j)  Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See also Note 12.

(k)  Revenue Recognition:

     Mister Jay recognizes revenues when finished goods are shipped to customers. Play Co., a retailer of toys, reflects revenues at the time of sale of said toys.

(l)  Store Opening and Closing Costs:

     Costs incurred by Play Co. to open a new retail location such as advertising, training expenses and salaries of newly hired employees are expensed as incurred and improvements to leased facilities are capitalized. Upon closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balance of any abandoned leasehold improvements are expensed. If significant, the remaining payments due under lease agreements are discounted to present value and recorded as an expense and a liability to the extent such are not offset by rental income generated through existing sub-leases of the property.


                                                                     Page F - 11

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

(m)  Earnings (Loss) Per Share:

     Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

(n)  Reclassifications:

     Certain reclassifications were made to the 1995 financial statements to conform to the current period's presentation. The reclassifications have no effect upon the Company's financial position or results of operations as previously reported.

(o)  Accounting Changes:

     As permitted by SFAS 123, Accounting for Stock - Based Compensation, which becomes effective for the Company as of April 1, 1996, and which encourages companies to record expense for stock options and other stock-based employee compensation awards based on their fair value at date of grant, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1997 financial statements.

(p)  Unaudited Financial Information:

     The statements of operations, changes in shareholders' equity and cash flows for the year ended March 31, 1995 are unaudited. The Company changed its' reporting year end to March 31 from September 30 and filed a transition Form 10-K which contained audited information for only the six month period ended March 31, 1995.


NOTE 3 - WORKING CAPITAL GUARANTEE OF MAJORITY SHAREHOLDER:

     For the years ended March 31, 1996 and 1995, the Company's Play Co. subsidiary reflected net losses of approximately $3,500,000 and $900,000, respectively, which amounts include the minority shareholders pro-rata share. The Company and its American Toys subsidiary have also reflected substantial losses.

     The individual, beneficial, majority shareholder of the Company has represented his intent and ability to provide additional working capital to the Company and its subsidiaries, should such be necessary, through at least September 30, 1997.




                                                                     Page F - 12

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - PRIOR PERIOD ADJUSTMENT:

     The accompanying financial statements for the year ended March 31, 1995 have been restated to correct an error in the method by which the Company (Mister Jay) was reflecting the minority shareholders' interest in a consolidated subsidiary (American Toy). The Company reflected the total amount of the net proceeds received from the subsidiary's initial public offering as the minority interest liability as opposed to reflecting this liability as a percentage of the net assets of the subsidiary. The effect of this settlement was to reduce the minority interest liability and increase additional paid-in capital as of April 1, 1994 in the amount of $2,171,071 (see also Note 13).


NOTE 5 - LOANS AND ADVANCES - OFFICER:

     As  of   March  31,  1996  and   1995,  loans  and   advances  -  officer,
     aggregating $88,105 and $938,386, respectively, consisted of funds advanced by the Company to an officer, bearing interest at a rate approximating the prime lending rate.


NOTE 6 - FIXED ASSETS:

     At March 31, 1996 and 1995, fixed assets consisted of the following:

                                                         1996           1995
                                                      ----------     ----------

     Furniture, fixtures and equipment                $2,956,773     $2,732,886
     Leasehold improvements                              542,785        636,247
     Computerized inventory management system            484,074        649,173
     Signs                                               265,959        242,944
     Vehicles                                            104,912        104,912
                                                      ----------     ----------
                                                       4,354,503      4,366,162
 Less:  accumulated depreciation and amortization      2,488,334      2,424,902
                                                      ----------     ----------
                                                      $1,866,169     $1,941,260
                                                      ==========     ==========


NOTE 7 - BANK LINE OF CREDIT:

     Through February 7, 1996, Play Co. had a borrowing agreement with a bank which provided for a $5,500,000 line of credit secured by substantially all assets of Play Co.. The agreement, as amended, advanced funds with interest at 1.5% above the bank's prime lending rate and was guaranteed by American Toys and the Company. Under this agreement, the bank also provided overseas lines of credit to secure inventory purchases from foreign suppliers which effectively reduced the available borrowings on the line of credit.



                                                                     Page F - 13

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - BANK LINE OF CREDIT  (Continued):

     In March 1994, the bank was granted warrants to purchase 50,000 shares of Play Co.'s common stock at an exercise price of $5.00 per share. Play Co. has not placed a value on the warrants which expire on March 30, 1997. As of March 31, 1996, no warrants had been exercised by the bank.

     In November 1995, Europe American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit which increased available borrowings under the line of credit from $3,500,000 to $5,500,000. In connection therewith, Play Co. granted an option to EACC to purchase 350,000 shares of its common stock at a price of 25% of the closing bid price for the common stock on the last business day prior to exercise. Play Co. estimated the value of the option to be $224,000 and recorded such amount as additional paid-in capital. For the year ended March 31, 1996, amortization of the value of the option aggregated $44,800 and is included in interest expense. The unamortized value of the option, aggregating $179,200 at March 31, 1996, is included in deferred financing costs. The exercise period expired on April 16, 1996 and no options had been exercised.

     The line of credit agreement required compliance with certain loan covenants and included a requirement that the balance be paid in full as of December 31, 1995 for a period of 30 days. Interest was payable monthly on the line of credit which had an original maturity date of April 1, 1996.

     As  discussed  in  Note  8,  on   February  7,  1996,  Play  Co.   obtained
     alternative financing and, after repaying the entire balance due under this line of credit, terminated the agreement with the bank.


NOTE 8 - FINANCING AGREEMENT:

     On February 7, 1996, Play Co. borrowed, under an agreement with a financing company, approximately $2,243,000, which proceeds were used to repay the then outstanding borrowings under the bank line of credit agreement (Note 7). The financing agreement provides for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined. The agreement matures February 1, 1998 and can be renewed for one additional year at the lender's option.

     The   agreement  includes  a  financial  covenant   requiring  Play  Co. to
     maintain, at all times, adjusted net worth, as defined, of $500,000. At March 31, 1996, Play Co. was in compliance with this financial covenant.




                                                                     Page F - 14

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOT  8 - FINANCING AGREEMENT  (Continued):

     The financing agreement is secured by substantially all assets of Play Co., is guaranteed by American Toys and is collateralized by a $2,000,000 letter of credit provided by EACC. In connection with the letter of credit provided by EACC, Play Co. granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of its common stock at a purchase price of 25% of the closing bid price for the common stock on the last business day prior to exercise, for a period of six months commencing February 7, 1996, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of Play Co.'s Series E preferred stock at a purchase price of $1.00 per share during the period from May 9, 1996 through January 30, 1998. Play Co.'s estimated value of the option described in (i) above is insignificant to the accompanying financial statements. Play Co. has estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in capital. For the year ended March 31, 1996, amortization of the value of the option aggregated $19,500 and is included in interest expense. The unamortized value of the option, aggregating $214,500 at March 31, 1996, is included in deferred financing costs.

     Subsequent to March 31, 1996, EACC exercised options to acquire 528,000 shares of Play Co.'s Series E preferred stock. In connection therewith, the amount due to EACC by Play Co., aggregating $528,070 at March 31, 1996, was extinguished.

     See also Note 3.


NOTE 9 - ACCRUED EXPENSES:

     At   March   31,  1996  and   1995   accrued  expenses  and  other  current
     liabilities consisted of the following:

                                                 1996             1995
                                               ---------         -------

     Wages, bonuses and employee benefits       $123,642        $150,813
     Sales, payroll and occupancy taxes          112,069         190,087
     Interest costs                               19,803          98,119
     Other costs                                 292,846         212,707
                                                --------        --------
                                                $548,360        $651,726
                                                ========        ========


NOTE 10 - DUE TO AFFILIATES:

     As of  March  31,  1996  due to  affiliates  consisted  of   advances  from
     related entities received on an unsecured basis and payable on demand. Interest charges are based on the prime lending rate.

     As of March 31, 1995 due to affiliates included a loan of $1,700,000 payable to an entity affiliated to the majority shareholder of the Company. This note was secured by all the assets of the Company with interest at the rate of 6% per annum. This loan was repaid in June 1995 partially through the issuance of the shares of Company's common stock (see Note 14).



                                                                     Page F - 15

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - CAPITAL LEASE OBLIGATIONS:

     Obligations under capital lease arrangements, aggregating $42,045 at March 31, 1995 and entered into by Play Co., were discounted at rates varying from 10.35% to 13.04%, due in monthly installments of approximately $10,800, including interest, and expired at various dates through December 1995.


NOTE 12 - INCOME TAXES:

     The provision (benefit) for income taxes is comprised of the following:

                                               Year Ended March 31,
                                            -------------------------
                                               1996            1995
                                            ---------       ---------
     Current tax expense:
       Federal                              $    -          $(206,400)
       State and local                           -            (36,421)
                                            ---------       ---------
                                                 -           (242,821)
                                            ---------       ---------

     Deferred tax expense (benefit):
       Federal                                   -               -
       State and local                           -               -
                                            ---------       ---------
                                                 -               -
                                            ---------       ---------

     Total income tax (benefit) expense     $    -           $   -
                                            =========       =========


     The tax effects of significant items comprising the Company's deferred tax assets (liabilities) as of March 31, 1996 and 1995 are as follows:

                                                     1996            1995
                                                  ---------        --------
     Inventories                                  $  73,996        $129,848
     AMT tax credits                                 23,260         (23,260)
     Accrued expenses                                17,816         (25,678)
     Valuation allowance                           (115,072)        (80,910)
                                                  ---------        --------
     Current portion of deferred tax assets       $       -        $      -
                                                  =========        ========



                                                                     Page F - 16

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12 - INCOME TAXES  (Continued):

                                                   1996           1995
                                                -----------    ----------
     Depreciation                               $  (246,185)  $  (284,135)
     Net operating loss carryforwards             2,451,855     1,015,940
     Deferred rent liability                         79,447        56,281
     Other items                                      -             9,626
     Valuation allowance                         (2,285,117)     (797.712)
                                                -----------    ----------
     Long-term portion of deferred tax assets   $         -    $        -
                                                ===========    ==========

     Net deferred tax assets                    $         -    $        -
                                                ===========    ==========


     The  Company  and  its   subsidiaries,  American  Toys and Play Co.,   each
     have available net operating loss carryforwards, which expire in years through 2001.

     The net operating losses as discussed above may result in deferred tax assets. The Company and its' subsidiaries have recognized these assets but have provided valuation allowances to reduce the net deferred tax assets since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized. This allowance will be evaluated at the end of each year, considering both positive and negative evidence concerning the realization of the assets, and will be adjusted accordingly.


NOTE 13 - MINORITY INTERESTS IN SUBSIDIARIES:

     The Company owns a majority interest in American Toys (50.06%), which in turn owns a majority interest in Play Co. (67%). The minority interest liabilities as of March 31, 1996 and 1995 aggregated $2,501,653 and $3,998,220, respectively, and consists of the minority interest liabilities as reflected on the American Toys financial statements only. As of March 31, 1996 the minority interest on the books of the Company, has been written down to zero (see Note 4) due to operating losses.

     A portion of the minority interests is represented by preferred stock in Play Co.. These shares pay dividends of $.06 per share and have various conversion and redemption features. The holders have no voting rights but are entitled to a preference upon liquidation, dissolution or winding up of Play Co.




                                                                     Page F - 17

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14 - COMMON STOCK AND OPTIONS:

(a) On February 19, 1993, the Company through its underwriter, successfully completed a public offering of 438,050 units at a price of $5.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $7.00 per share. In addition, the underwriter was issued warrants to purchase an additional 40,000 units at a price of $6.00 per unit.

     The  net   proceeds  to  the  Company  from the sale of the units  offered, after deducting underwriting discounts and commissions and other expenses of the offering, were $1,512,696.

(b) In June 1995, the Company issued 550,000 shares of its common stock to two affiliates in lieu of payment of two notes in the aggregate of $1,016,750 plus interest accrued in the amount of $83,250.

(c) In December 1995, the Company received from its chief executive officer $150,000, in consideration for the issuance of shares of the Company's common stock at a price and in an amount to be determined.

(d) During 1992, the Company adopted a Stock Option Plan (the Plan) whereby options to purchase an aggregate of not more than 150,000 shares of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company. As of March 31, 1996 and 1995, 70,000 options have been granted at an exercise price of $6.50. These options are exercisable over a three year period. To date, no options have been exercised.


NOTE 15 - PUBLIC OFFERINGS OF SUBSIDIARIES:

     In April 1994, American Toys successfully completed its own initial public offering. As a result, American Toys sold 775,950 units, each unit consisting of a share of common stock and a common stock purchase warrant, at a price of $5.00 per unit. This offering yielded net proceeds of approximately $3,144,000.

     In connection with the aforementioned offering, American Toys issued a special warrant to its parent, Mister Jay. With this warrant Mister Jay may purchase common shares of American Toys at an exercise price of $2.00 per share during the twenty four (24) month period commencing with the filing date of its' Prospectus. The special warrant may only be exercised in the event that Mister Jay's ownership of American Toy's common stock falls below 50% and to such extent that the number of common shares acquired upon its exercise shall increase Mister Jay's ownership of the American Toy common stock to no more than 51% of the issued and outstanding stock at the date of exercise. Neither the special warrant nor the underlying shares are transferrable.



                                                                     Page F - 18

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 - PUBLIC OFFERINGS OF SUBSIDIARIES  (Continued):

     On October 27, 1995 Mister Jay purchased, at $2.00 per share, 275,000 common shares of American Toys by exercising its right pursuant to the terms of the special warrant. As a result of this purchase and other purchase transactions, Mister Jay increased its ownership of American Toys to 50.06% from 45.91% as of March 31, 1996.

     In November 1994, Play Co. completed its' own initial public offering. In this offering Play Co. sold 784,950 units, each unit consisting of one share of common stock and one warrant to purchase a share of common stock, at $5.00 per unit. This offering resulted in net proceeds of approximately $2,896,000. As a result of this offering and other equity transactions, American Toys ownership percentage in Play Co. was reduced to approximately 67%.


NOTE 16 - COMMITMENTS AND CONTINGENCIES:

(a)  Operating Leases:

     The   Company  and  its  subsidiaries  lease  its  properties  and  various equipment under non-cancelable operating lease agreements which expire through December 2004 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain of Play Co.'s leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     American Toys maintains its executive offices at the New York offices of the Company free of charge. Play Co. leases an office and warehouse building from a partnership whose partners are also officers and stockholders of Play Co.. Rent expense under this lease for each of the years ended March 31, 1996 and 1995 totalled approximately $228,000. This lease expires in April 2000.

     Total  rental  expense   for  the  years  ended   March 31, 1996  and 1995,
     aggregated $3,005,149 and $2,746,698, respectively.

     In  addition,  Play Co.  sub-leased  portions  of  its warehouse   building
     under non-cancelable operating leases. Sublease income for the years ended March 31, 1996 and 1995 aggregated $93,822 and $121,880, respectively.




                                                                     Page F - 19

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 16 - COMMITMENTS AND CONTINGENCIES  (Continued):

      At March 31, 1996, the aggregate future minimum lease payments (receipts) due under these non-cancelable leases are as follows:

                                                     Operating     Operating
     Year ending March 31,                            leases       Sub-leases
                                                   -----------     ----------

     1997                                          $ 2,306,647     $ (65,920)
     1998                                            2,175,028       (67,066)
     1999                                            1,960,704       (65,937)
     2000                                            1,714,907       (67,153)
     2001                                              819,617          -
     Thereafter                                      1,595,198          -
                                                   -----------     ----------

     Total minimum lease payments (receipts)       $10,572,101     $(266,076)
                                                   ===========     ==========

(b)  Dependence on Suppliers:

     Play Co. purchases approximately 95% of its product directly from manufacturers. Approxi mately 30% of Play Co.'s inventory is purchased directly from five manufacturers. Play Co. typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of Play Co.'s relationship with a major supplier could have a material adverse effect on the Company's business.

     For the years ended March 31, 1996 and 1995, the Company (Mister Jay) purchased approximately 50% of its fabric from one vendor. In addition, two sub-contractors accounted for approximately 25% each of labor costs incurred by the Company for sewing and completion of its garments.

(c)  Seasonality:

     Play Co.'s business (toys) is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, Play Co. must obtain substantial short-term borrowings during the first three quarters of each fiscal year to purchase inventory and for capital and operating expenditures. Historically, Play Co. has been able to obtain such financing and these borrowings have been repaid after the fourth quarter.

(d)  401(k) Employee Stock Ownership Plan:

     During August 1994, Play Co. adopted a 401(k) Employee Stock Ownership Plan ("the Plan") which covers substantially all employees of Play Co.. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan.



                                                                     Page F - 20

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 16 - COMMITMENTS AND CONTINGENCIES  (Continued):

(d)  401(k) Employee Stock Ownership Plan (continued):

     The ESOP allows only contributions by Play Co. which can be made annually at the discretion of Play Co.'s Board of Directors. The ESOP is designed to invest primarily in Play Co.'s stock. As of March 31, 1996, there had been no transactions with regards to the ESOP.

     The  401(k)  portion  of  the  Plan is  contributed to by  the employees of
     Play  Co.  through   payroll   deductions.   Play  Co.  makes  no  matching
     contributions to this Plan.

(e)  Joint Ventures:

     On March 14, 1995, Play Co. entered into an agreement (the "Agreement") with an individual to form a Limited Liability Company (the "LLC") to engage in the distribution of toy products. Play Co. has a 40% interest in the LLC and the individual has a 60% interest. Distribution of profit or loss from the LLC are to be allocated pursuant to the above percentage interests.

     On December 31, 1995, Play Co. and the individual entered into a termination agreement whereby Play Co. withdrew from the LLC. In connection therewith, Play Co. received an aggregate of $32,000 representing Play Co.'s share of net profits earned by the LLC through December 31, 1995, and the return of Play Co.'s initial investment in the LLC totalling $800. The LLC's operations from its inception, March 14, 1995 through March 31, 1995 were insignificant.


NOTE 17 - BUSINESS SEGMENT INFORMATION:

     The Company's operations have been classified into two business segments: Women's apparel and retail toys. The women's apparel segment includes the design, manufacture and sale of women's formal wear. The retail toy segment consists solely of the sale of toys by 17 retail outlets.



                                                                     Page F - 21

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 -  BUSINESS SEGMENT INFORMATION  (Continued):
                                                          March 31,
                                               ------------------------------
                                                   1996               1995
                                               ------------      ------------
                                                                  (unaudited)
     NET SALES:
       Women's apparel                          $ 1,261,734       $ 1,807,816
       Retail toys                               21,230,853        25,374,722
                                                -----------       -----------
                                                $22,492,587       $27,182,538
     OPERATING INCOME (LOSS):
       Women's apparel                          $(1,168,131)      $  (650,975)
       Retail toys                               (4,090,621)       (1,337,195)
                                                -----------       -----------
                                                $(5,258,752)      $(1,988,170)
     TOTAL ASSETS:
       Women's apparel                          $ 2,098,981       $ 3,628,779
       Retail toys                                9,320,749        11,814,427
                                                -----------       -----------
                                                $11,419,730       $15,443,206
     DEPRECIATION AND AMORTIZATION:
       Women's apparel                          $     8,141       $     7,145
       Retail toys                                  485,769           428,022
                                                -----------       -----------
                                                $   493,910       $   435,167
                                                ===========       ===========
     CAPITAL EXPENDITURES:
       Women's apparel                          $       -         $     3,855
       Retail toys                                  340,311           364,813
                                                -----------       -----------
                                                $   340,311       $   368,668
                                                ===========       ===========

NOTE 18 - SUBSEQUENT EVENTS:

(a)  Employment Agreements:

     On May 1, 1996, the Company entered into five (5) year employment agreements with two executive officers. The officers received options to purchase an aggregate of 3,400,000 shares of the Company's common stock at a purchase price equal to the average bid price of such stock for a period of ninety (90) days ending five (5) days prior to the exercise. In May and June of 1996, both officers exercised these options in full.

     On June 1, 1996, the president of American Toys entered into a 5 year employment agreement during which term no monetary compensation is to be paid. As consideration, this officer was granted options to purchase 1,000,000 shares of American Toy's common stock at an exercise price of $1.00 for five years and 2,250,000 shares at an exercise price of $1.33 until December 31, 1996. During July 1996, The president exercised his option to purchase 1,000,000 shares of common stock at the exercise price of $1.00.




                                                                     Page F - 22

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 18 - SUBSEQUENT EVENTS  (Continued):

(b)  Stock Purchase Agreements:

     In July 1996, American Toys entered into a stock purchase agreement to acquire 51% of the outstanding shares of common stock of Labyrinth Communication Technology Group, Inc. ("Labyrinth"), whereby it will purchase 20% of the shares for $2,000,000 from Labyrinth and will exchange 2,250,000 of its common shares for 310,000 shares of Labyrinth held by one of its stockholders. Upon consummation of this acquisition, the founding shareholder of Labyrinth will become the President and Chief Operating Officer of American Toys. Labyrinth is a development stage company which is engaged in the research and development of wireless communications technology.

     In July 1996, American Toys entered into an agreement to acquire 51% of the outstanding common shares of Mantra Technologies, Inc. ("Mantra") and an option to purchase the remaining 49% of the outstanding common shares for $500,000. Pursuant to the terms of the agreement, American Toys has the right to acquire the remaining 49% of the outstanding shares of common stock in exchange for an aggregate of 1,000,000 shares of its common stock. In order for American Toys to exercise its options, the closing bid price of its common stock must have been $5.00 for the previous 30 trading days prior to the exercise. Mantra is a development stage company which is engaged in the development of an advanced user interface for the Internet and other data bases.

(c)  Private Placement Offering:

     During July 1996, American Toys commenced an offering of its shares of common stock in a private placement offering consisting of 600,000 shares of common stock for gross proceeds of $1,500,000. Simultaneously with the closing, the President of American Toys has agreed to exercise an option to purchase 1,000,000 shares of American Toys common stock at $1.00 per share and has agreed to exercise an additional option to invest another $1,000,000 on or before August 30, 1996. The President of American Toys has also been granted options under an employment agreement to purchase 1,000,000 shares at a price of $1.00 for five years and an additional 2,250,000 shares at an exercise price of $1.33 until December 31, 1966 (see
     Note 18a, above).

(d)  Play Co. Amendment and Spinoff:

     Effective May 9, 1996, Play Co.'s certificate of incorporation was amended to change its name to Play Co. Toys & Entertainment Corp. and to increase its authorized shares of $.01 par value common stock to 30,000,000 shares. The number of shares of $.01 par value preferred stock Play Co. is authorized to issue is 1,469,445 of which 469,444 shares were designated Series B preferred stock, 1 share was designated Series D preferred stock and 1,000,000 shares were designated Series E preferred stock.

     In  July  1996,  the   Company  which  is  the  majority   shareholder   of
     American Toys, authorized the spinoff of the shares of Play Co.'s common stock owned by American Toys. American Toys presently owns 2,548,930 (67%) of the outstanding shares of common stock of Play Co.


                                                                     Page F - 23