Form 10QSB
period 1996-06-30
MISTER JAY FASHIONS INTERNATIONAL INC
filed 1996-08-29
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       For the Period Ended June 30, 1996

                         Commission File Number O-21178

                     MISTER JAY FASHIONS INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                         13-3626613
        (State of other jurisdiction        (I.R.S. Employee of
        incorporation or organization)      Identification number)

                     MISTER JAY FASHIONS INTERNATIONAL, INC.
                              448 West 16th Street
                            New York, New York 10011
                    (Address of principal executive offices)

                                 (212) 391-2272
              (Registrant's telephone number, including area code)

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----      ----

     On August 29, 1996 there were outstanding 5,588,050 shares of Common Stock, par value $.01 per share.

     Documents incorporated by reference: None.
                                         ------

             MISTER JAY FASHIONS INTERNATIONAL INC. AND SUBSIDIARIES



                                      INDEX

                                                                         Page(s)


PART 1.     Financial Information

  ITEM 1.   Financial Statements

            Consolidated  Condensed  Balance Sheets -
              June 30, 1996  (Unaudited) and March 31, 1996                  3.

            Consolidated Condensed Statements of Operations
              (Unaudited) - Three Months Ended June 30, 1996 and 1995        4.

            Consolidated Condensed Statements of Cash Flows
              (Unaudited) - Three Months Ended June 30, 1996 and 1995        5.

            Notes to Interim Consolidated Condensed Financial
              Statements (Unaudited)                                         6.


  ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8.

PART 2.     Other Information


SIGNATURES


EXHIBITS:   Exhibit 27 - Financial Data Schedule

PART I.           FINANCIAL INFORMATION

ITEM I.           Financial Statements

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                   - ASSETS -
                                                                                       June 30,        March 31,
                                                                                         1996            1996
                                                                                     (Unaudited)
                                                                                   ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $    236,531    $     75,573
    Accounts receivable - net of allowances for doubtful accounts of $32,013            293,585         313,068
    Inventories                                                                       9,432,911       8,273,225
    Prepaid expenses and other current assets                                            14,958         338,844
    Note receivable - officer (Note 3)                                                1,439,250            --
    Loans and advances - officer (Note 3)                                               138,830          88,105
                                                                                   ------------    ------------
TOTAL CURRENT ASSETS                                                                 11,556,065       9,088,815

PROPERTY AND EQUIPMENT - NET                                                          1,855,586       1,866,169

OTHER ASSETS                                                                            657,887         464,746
                                                                                   ------------    ------------
                                                                                   $ 14,069,538    $ 11,419,730
                                                                                   ============    ============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Borrowings under financing agreement                                           $  4,256,793    $  3,403,025
    Accounts payable                                                                  4,259,852       2,926,827
    Accrued expenses and other current liabilities                                      343,906         548,360
    Due to affiliates                                                                   764,939         418,561
                                                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                                                             9,625,490       7,296,773
                                                                                   ------------    ------------

LONG-TERM LIABILITIES:
    Deferred rent liability                                                             177,112         197,935
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARIES  (Note 2):
    Common stock                                                                        615,163       2,413,973
    Series B redeemable, cumulative preferred stock, no par, 244,736 shares authorized; -0- and 81,579 shares issued and out-
      standing, full liquidation value of $-0- and $81,579, for
      June 30, 1996 and March 31, 1996, respectively                                       --            87,680
                                                                                   ------------    ------------
                                                                                        615,163       2,501,653
                                                                                   ------------    ------------
SHAREHOLDERS' EQUITY  (Note 4):
    Common stock, $.01 par value,  10,000,000 shares  authorized;  5,588,050 and
      2,188,050 shares issued and outstanding at
      June 30, 1996 and March 31, 1996, respectively                                     55,881          21,881
    Additional paid-in capital                                                        8,730,650       5,709,930
    Common stock subscribed                                                             150,000         150,000
    Retained earnings (deficit)                                                      (5,284,758)     (4,458,442)
                                                                                   ------------    ------------
                                                                                      3,651,773       1,423,369
                                                                                   ------------    ------------
                                                                                   $ 14,069,538    $ 11,419,730
                                                                                   ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                          For the Three Months Ended
                                                                         ----------------------------
                                                                         June 30, 1996  June 30, 1995
                                                                         -------------  -------------
NET SALES                                                                 $ 3,488,820    $ 4,535,200
                                                                          -----------    -----------
COSTS AND EXPENSES:
  Cost of sales                                                             2,522,436      3,042,269
  Operating expenses                                                        1,983,835      2,489,540
  Interest and other income                                                      --          (30,597)
  Interest expense                                                            182,149        117,759
                                                                          -----------    -----------
                                                                            4,688,420      5,618,971
                                                                          -----------    -----------

LOSS BEFORE MINORITY INTERESTS                                             (1,199,600)    (1,083,771)

  Minority interests in net loss of consolidated subsidiaries  (Note 2)       373,284        674,025
                                                                          -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                                       (826,316)      (409,746)

  Provision (credit) for income taxes                                            --             --
                                                                          -----------    -----------

NET LOSS                                                                  $  (826,316)   $  (409,746)
                                                                          ===========    ===========


LOSS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE  (Note 5):
  Net loss before minority interest                                       $      (.40)   $      (.66)
  Minority interests in net loss of consolidated subsidiaries                     .13            .41
                                                                          -----------    -----------
NET LOSS                                                                  $      (.27)   $      (.25)
                                                                          ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND DILUTIVE SHARES OUTSTANDING                                           3,006,732      1,638,050
                                                                          ===========    ===========







                  The accompanying notes are an integral part of these consolidated financial statements.

            MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Three Months Ended
                                                                             ----------------------------
                                                                             June 30, 1996  June 30, 1995
                                                                             -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (826,316)   $  (409,746)
  Adjustments to reconcile net loss to net cash
     (used for) operating activities:
        Depreciation and amortization                                             151,174        110,572
        Minority interest in net loss of subsidiaries                            (373,284)      (674,025)
        Compensatory options and stock issued by subsidiaries                      16,000         49,500
        Deferred rent                                                             (20,825)        (6,522)
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable                                   (66,830)       221,725
     (Increase) in merchandise inventories                                     (1,159,686)      (790,453)
     Decrease in prepaid expenses                                                 174,069        199,461
     Increase in accounts payable                                               1,333,025      1,207,545
     (Decrease) in accrued expenses and other current liabilities                (174,553)      (157,995)
                                                                              -----------    -----------
        Net cash (used for) operating activities                                 (947,226)      (249,938)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                        (86,904)       (30,623)
  Advances repaid by affiliate                                                     95,000           --
  Loans made to officer                                                              --         (131,594)
                                                                              -----------    -----------
        Net cash provided by (used for) investing activities                        8,096       (162,217)
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing agreement                                        853,768           --
  Net borrowings under line of credit                                                --           61,490
  Repayment of shareholder loans                                                     --          (65,930)
  Payment of Series B redeemable preferred stock - net of interim accretion          --         (138,298)
  Payments of capital lease obligation                                               --             (982)
  Investment by minority shareholders                                             246,320        675,000
                                                                              -----------    -----------
        Net cash provided by financing activities                               1,100,088        531,280
                                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         160,958        119,125

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                    75,573        407,042
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $   236,531    $   526,167
                                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                               $   182,149    $    93,612
  Taxes paid                                                                         --              780


                  The accompanying notes are an integral part of these consolidated financial statements.

             MISTER JAY FASHIONS INTERNATIONAL INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE  1 - BASIS OF PRESENTATION:

          As of March 31, 1996, Mister Jay Fashions International Inc. ("the Company") owned a majority interest (50.06%) in American Toys, Inc. ("American Toys") which entity in turn owned a majority interest (67%) in Play Co. Toys & Entertainment Corp. ("Play Co."). Play Co. is an operating company that sells toys and educational games primarily on a retail basis. American Toys does not and has never conducted any active operations.

          During the quarter ended June 30, 1996, the Company's ownership percentage in American Toys was reduced to approximately 9.5% as a result of certain equity transactions as described below in Note 4(a). Accordingly, the Company's investment in American Toys will now be reflected under the equity method of accounting. In addition, as described below in Notes 4(b) and 4(c), due to certain other equity transactions, some of which occurred on a subsequent basis, PlayCo. became a direct majority owned subsidiary of the Company.

          As a result of the events described above, the financial statements as of and for the period ended June 30, 1996, reflect the Company and Play Co. on a consolidated basis, even though certain of the transactions occurred subsequent to the end of the period, in order to provide a more meaningful comparative presentation to prior periods. All intercompany transactions and balances have been eliminated in consolidation.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 1996, and the results of their operations and cash flows for the three month periods ended June 30, 1996 and 1995.

          The accounting policies followed by the Company and its subsidiaries are set forth in Note 2 to the Company's consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended March 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

          The results of operations for the three month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE  2 - MINORITY INTERESTS:

          The Company owns a majority interest (62.04%) in Play Co. Toys & Entertainment Corp. The minority interest liability reflected on the balance sheet represents the minority shareholders' portion (37.96%) of Play Co.'s equity at June 30, 1996.

             MISTER JAY FASHIONS INTERNATIONAL INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE  3 - RECEIVABLE FROM OFFICERS:

          In connection with employment agreements entered into with two executive officers (see also Note 4b), such officers exercised options granted to acquire 3,400,000 shares of the Company's common stock through the transfer of other securities valued at $4,342,000 and the issuance of a note receivable of $1,439,250. This note bears interest at an annual rate of 8.5% and is payable on demand.

          As of June 30,  1996,  the  Company had also  advanced  $138,830 to an
          executive   officer,   such   advances   bearing  an   interest   rate
          approximating the prime lending rate of the Company's bank.

NOTE  4 - EQUITY TRANSACTIONS:

     (a) In June 1996, European Ventures Corp. ("EVC"), an affiliate of the Company, was granted an option to acquire 3,106,005 shares of American Toys common stock for either $1,800,000 or 400,000 shares of common stock (that it owns) of another publicly traded company, Multimedia Concepts International Inc. ("Multimedia"). Effective June 30, 1996, EVC exercised this option through the transfer of the Multimedia shares. As a result of this transaction, the Company's majority ownership of American Toys was reduced from 50.06% to 9.47%. The investment in American Toys, which was previously reflected on a consolidated basis with the Company will now be treated as an equity investment.

     (b) In May 1996, the Company entered into employment agreements with two executive officers, whereby such officers were granted options to purchase an aggregate of 3,400,000 shares of the Company's stock in lieu of compensation. As per the agreement, these shares could be purchased for cash, other securities (valued at 50% of the bid price, as defined) or a combination thereof. During the quarter ended June 30, 1996, such options were exercised and the 3,400,000 shares were acquired by these officers at current market value, which approximated $5,781,000 at the acquisition date. The capitalization of these shares on the books of the Company has been discounted from market value to fair value based upon such factors as dilution, lack of marketability, etc. Payment for these shares was partially accomplished by the transfer of 334,000 shares of Series E convertible preferred stock in Play Co. (a then subsidiary of American Toys). These preferred shares were convertible to common shares of Play Co. at a rate of 20 common shares to each preferred share. Subsequent to June 30, 1996, the preferred shares were converted into 6,680,000 shares of Play Co.'s common stock. As per the employment agreements, these converted shares were valued at 50% of the average bid price of such securities for a period, as defined, or $4,342,000. The balance is reflected as a receivable from the officers, see Note 3. This transaction, together with the spin- off transaction described in (c) below, resulted in Play Co. becoming a 62.04% owned subsidiary of the Company. These events have both been reflected retroactively in the June 30, 1996 consolidated financial statements.

     (c) In August 1996, subsequent to the balance sheet date, the board of directors of American Toys, pursuant to the consent of the Company, authorized the spin-off of the shares of common stock of Play Co. owned by American Toys to the American Toys' shareholders. The total shares of Play Co. owned by American Toys as of the spin-off date aggregated 3,705,958 of which the Company received 578,770. These shares, together with the shares of Play Co. acquired as described in
          (b) above, resulted in Play Co. becoming a majority owned subsidiary of Mister Jay.

NOTE  5 - EARNINGS (LOSS) PER SHARE:

          Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of significant factors which have affected the registrant's financial position and operations during the quarter ended June 30, 1996.

          Introduction

          Mister Jay Fashions International, Inc. (the "Company") was formed in the state of Delaware on March 19, 1991. The Company designs, manufactures and markets women's evening wear.

          As of March 31, 1996, Mister Jay Fashions International Inc. ("the Company") owned a majority interest (50.06%) of American Toys, Inc. ("American Toys") which entity in turn owned a majority interest (67%) in Play Co. Toys & Entertainment Corp. ("Play Co."). Play Co. is an operating company that sells toys and educational games primarily on a retail basis. American Toys does not and has never conducted any active operations.

          During the quarter ended June 30, 1996, the Company's ownership percentage in American Toys was reduced to approximately 9.5% as a result of certain equity transactions as described in Note 4(a) of Notes to the Financial Statements in this Form 10-QSB. Accordingly, the Company's investment in American Toys will now be reflected under the equity method of accounting. In addition, as described in Notes 4(b) and 4(c), of Notes to the Financial Statements in this Form 10-QSB due to certain other equity transactions, some of which occurred on a subsequent basis, Play Co. became a direct majority owned subsidiary of the Company.

          As a result of the events described above, the financial statements included herein, reflect the Company and Play Co. on a consolidated basis, even though certain of the transactions occurred subsequent to the end of the period, in order to provide a more meaningful comparative presentation to prior periods.

          Results of Operations:

          Consolidated net sales decreased to $3,489,000 for the quarter ended June 30, 1996 as compared to $4,535,000 for the corresponding period of the prior year. This decrease is represented by a decrease in toy sales by Play Co. of approximately 23%, as well as a decrease in sales of women's apparel by Mister Jay of approximately 23%. Management believes that these decreases were due primarily to increased competition in the toy and garment industry.

          Consolidated gross profit margins decreased from approximately 33% to approximately 28% when comparing the three month periods ended June 30, 1996 and 1995. Margins decreased primarily on sales of women's apparel during the aforementioned periods. Management believes that the decrease resulted from increased competitive pressures.

          Overhead costs for the three months ended June 30, 1996 aggregated $1,984,000 as compared to $2,490,000 for the three months ended June 30, 1995, an decrease of $506,000 or 20%. This decrease was directly related to the variable costs associated with the decreases in revenues. Interest costs increased when comparing the three months ended June 30, 1996 to June 30, 1995 to $182,000 from $118,000. This increase was due to higher average borrowings.

          Liquidity and Capital Resources

          At June 30, 1996 the Company had cash of $237,000, working capital of $1,931,000 and a current ratio of approximately 1.2:1.

          At March 31, 1996, the  consolidated  balance sheet reflected  working
          capital  of  $1,792,000,   a  current  ratio  of  1.3:1  and  cash  of
          approximately $76,000.

          Play Co. has an existing credit line with Congress Financial Corp. of $7,000,000. At June 30, 1996 Play Co. had a $4,257,000 balance payable under this line of credit. The loan is secured by all the assets of Play Co., is guaranteed by American Toys and is collateralized by a $2,000,000 letter of credit provided by an affiliated company. The line of credit expires on February 1, 1998 and can be renewed for one additional year at the lender's option. The line of credit accrues interest at the prime lending rate plus 1.5%. Play Co.'s ability to continue its future borrowings under this line of credit is subject to events of default, should they occur, and are not cured in a manner acceptable to the lender. The credit line is also subject to Play Co. adhering to certain required financial covenants

          Sources of funds to repay obligations as described above, are typically generated from sales during the peak selling season for toys from October to December of each year.

          Due to the significant seasonality of the toy industry, whereby approximately 50% of Play Co.'s annual sales are generated during the months of October through December, manufacturers generally extend terms during the balance of the year. Amounts borrowed on bank and manufacturer credit lines are generally repaid in December and January of each year, at a time when inventory levels are significantly reduced.

          Trends Affecting Liquidity, Capital Resources and Operations

          Play Co.'s sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the Southern California area. The Company's future financial performance will depend upon continued demand for toys, hobby and educational items by individuals in Southern California, on general economic conditions within such geographic market area, on Play Co.'s ability to choose locations for new stores and on its ability to purchase product at favorable prices on favorable terms. The Company's revenues and operating income could be adversely affected by a slow down in the growth or a decline of economic conditions in Southern California, or by a change in the spending habits or product preferences of persons residing in such area.

          The toy and hobby retail industry currently faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The domination of the retail toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States, including the Southern California market. There can be no assurance that the Company's business strategy will enable it to compete effectively in the retail toy industry.

          Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

          Other

          The Company believes that its present financial resources as well as funds it anticipates generating from operations and Play Co.'s line of credit will be adequate to meet its needs for at least the ensuing twelve month period.

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

          Play Co.'s toy business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Mister Jay's business is not seasonal with women's apparel being sold throughout the year.

                          PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings - None.

ITEM 2.     Changes in Securities - None.

ITEM 3.     Defaults Upon Senior Securities - None.


ITEM 4.     Submissions of Matters to a Vote of Security
            Holders - None.

ITEM 5.     Other Information - None.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibit 27 -  Financial Data Schedule

            (b)   None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 29, 1996       MISTER JAY FASHIONS INTERNATIONAL, INC.



                         By:  /s/ Ilan Arbel
                              -----------------------------------
                              ILAN ARBEL, Chief Executive Officer



                         By:  /s/ Allean Goode
                              -----------------------------------
                              ALLEAN GOODE, Treasurer