Form 10QSB
period 1996-09-30
MISTER JAY FASHIONS INTERNATIONAL INC
filed 1996-12-09
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to

                        Commission File Number: 0-21178

                     MISTER JAY FASHIONS INTERNATIONAL, INC.

        (Exact name of small business issuer as specified in its charter)

Delaware                                   13-3626613
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                    448 West 16th Street, New York, NY 10011
                    (Address of principal executive offices)

                                 (212) 391-2272
                           (Issuer's telephone number)



              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 par value. 5,588,050 shares outstanding as of September 30, 1996

              MISTER JAY FASHIONS INTERNATIONAL INC. AND SUBSIDIARY



                                      INDEX

                                                                                Page(s)
PART 1.           Financial Information

ITEM 1.        Financial Statements

Consolidated Condensed Balance Sheets - September 30, 1996 (Unaudited)
and March 31, 1996                                                              3.

Consolidated Condensed Statements of Operations (Unaudited) -
Six and Three Months Ended September 30, 1996 and 1995                          4.

Consolidated Condensed Statements of Cash Flows (Unaudited) -
Six Months Ended September 30, 1996 and 1995                                    5.

Notes to Interim Consolidated Condensed Financial Statements (Unaudited)        6.


ITEM 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                           8.

PART 2. Other Information


SIGNATURES


EXHIBITS: Exhibit 27 - Financial Data Schedule


PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                September 30,       March 31,
                                                                                1996                1996
                                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $105,782            $75,573
    Accounts receivable - net of allowances for doubtful accounts of $32,013    467,024             313,068
    Inventories                                                                 10,783,806          8,273,225
    Prepaid expenses and other current assets                                   90,753              338,844
    Note receivable - officer (Note 3)                                          1,439,250           -
    Loans and advances - officer (Note 3)                                       53,648              88,105

TOTAL CURRENT ASSETS                                                            12,940,263          9,088,815

PROPERTY AND EQUIPMENT - NET                                                    1,902,914           1,866,169
                                                                                -------------       -------------

OTHER ASSETS:
    Investment in affiliate (Note 4a)                                           323,270             -
    Deferred interest and other                                                 489,322             464,746
                                                                                -------------       -------------

                                                                                812,592             464,746
                                                                                -------------       ------------

                                                                                $15,655,769         $11,419,730

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Borrowings under financing agreement                                        $5,480,972          $3,403,025
    Accounts payable                                                            5,124,517           2,926,827
    Accrued expenses and other current liabilities                              253,290             548,360
    Due to affiliates                                                           320,000             418,561

TOTAL CURRENT LIABILITIES                                                       11,178,779          7,296,773

LONG-TERM LIABILITIES:
    Deferred rent liability                                                     177,112             197,935

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY  (Note 2)                                      2,777,114           2,501,653
                                                                                ------------        ------------

SHAREHOLDERS' EQUITY  (Note 4):
    Common stock, $.01 par value,  10,000,000 shares  authorized;
     5,588,050 and 2,188,050 shares issued and outstanding at
     September 30, 1996 and March 31, 1996, respectively                        55,881              21,881
    Additional paid-in capital                                                  7,429,400           5,709,930
    Common stock subscribed                                                     150,000             150,000
    Retained earnings (deficit)                                                 (6,112,517)         (4,458,442)
                                                                                1,522,764           1,423,369

                                                                                $15,655,769         $11,419,730

              The accompanying notes are an integral part of these
                       consolidated financial statements.



             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                       For the Six Months Ended                For the Three Months Ended
                                                            September 30,                             September 30,
                                                       ----------------------------------      --------------------------
                                                       1996                1995                1996                1995
                                                       -------------       --------------      --------------      ---------
NET SALES                                              $7,398,901          $8,821,761          $3,910,081          $4,286,561
                                                       -----------         ------------        ------------        ------------

COSTS AND EXPENSES:
  Cost of sales                                        5,403,737           5,935,142           2,881,301           2,892,873
  Operating expenses                                   4,055,926           4,924,288           2,072,091           2,434,748
  Interest and other income                            (35,502)            (36,599)            (35,502)            (6,002)
  Interest expense                                     370,682             218,801             188,533             101,042
                                                       ------------        -------------       -------------       -------------
                                                       9,794,843           11,041,632          5,106,423           5,422,661
                                                       ------------        ------------        -------------       -------------

LOSS BEFORE MINORITY INTERESTS                         (2,395,942)         (2,219,871)         (1,196,342)         (1,136,100)

  Minority interests in net loss of consolidated
     subsidiary  (Note 2)                              741,867             1,310,407           368,583             636,382
                                                       ------------        -------------       -------------       -------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                         (1,654,075)         (909,464)           (827,759)           (499,718)

  Provision (credit) for income taxes                  -                   -                   -                   -
                                                       ---------------     -----------------   --------------      --------------

NET LOSS                                               $(1,654,075)        $(909,464)          $(827,759)          $(499,718)
                                                       ===========         =============       ============        =============


LOSS PER COMMON AND DILATIVE
  COMMON EQUIVALENT SHARE
  (Note 5):

  Net loss before minority interest                    $(.55)              $(1.16)             $(.20)              $(.52)
  Minority interests in net loss of consolidated
     subsidiary                                        .17                 .68                 .06                 .29
                                                       ------              -------             ------              ------

NET LOSS PER SHARE                                     $(.38)              $(.48)              $(.14)              $(.23)
                                                       =====               =======             =====               =====

WEIGHTED AVERAGE NUMBER OF
  COMMON AND DILATIVE SHARES
  OUTSTANDING                                          4,304,443           1,914,553           5,888,050           2,188,050
                                                       =========           =========           =========           =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.




             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                      September 30,
                                                                                1996                     1995
                                                                                ------------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,654,075)             $(909,464)
  Adjustments to reconcile net loss to net cash
     (used for) operating activities:
        Depreciation and amortization                                           302,105                  232,251
        Allowance for doubtful accounts                                         -                        5,000
        Minority interest in net loss of subsidiary                             (741,867)                (1,310,407)
        Compensatory options and stock issued by subsidiary                     16,000                   151,900
        Deferred rent                                                           (20,821)                 (15,000)
  Change in assets and liabilities:
     (Increase) decrease in accounts receivable                                 (153,956)                162,462
     (Increase) in merchandise inventories                                      (2,510,581)              (1,845,551)
     Decrease in prepaid expenses                                               247,090                  35,264
     Increase in accounts payable                                               2,197,689                2,168,557
     (Decrease) in accrued expenses and other current liabilities               (295,070)                (259,928)
                                                                                -----------              ------------
        Net cash (used for) operating activities                                (2,613,486)              (1,584,916)
                                                                                -----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                      (231,477)                (67,067)
  Advances repaid by affiliate                                                  562,123                  -
  Loans made to officer                                                         (86,227)                 (210,965)
        Net cash provided by (used for) investing activities                    244,419                  (278,032)
                                                                                ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing agreement                                      2,077,947                -
  Net borrowings under line of credit                                           -                        1,092,361
  Repayment of shareholder loans                                                -                        (19,349)
  Payment of Series B redeemable preferred stock - net of interim accretion     -                        (155,404)
  Payments of capital lease obligation                                          -                        (41,179)
  Investment by minority shareholders                                           321,329                  675,000
                                                                                -----------              ------------
        Net cash provided by financing activities                               2,399,276                1,551,429
                                                                                -----------              ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       30,209                   (311,519)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                 75,573                   407,042
                                                                                ------------             ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                     $105,782                 $95,523
                                                                                ===========              ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                 $370,682                 $218,801
  Taxes paid                                                                    -                        780

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              MISTER JAY FASHIONS INTERNATIONAL INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE   1 -    BASIS OF PRESENTATION:

     As of March 31, 1996, Mister Jay Fashions International Inc. ("the Company") owned a majority interest (50.06%) in U. S. Wireless Corporation, formerly American Toys, Inc., ("Wireless") which entity in turn owned a majority interest (67%) in Play Co. Toys & Entertainment Corp. ("Play Co."). Play Co. is an operating company that sells toys and educational games primarily on a retail basis. Wireless does not and has never conducted any active operations.

     As of September 30, 1996, the Company's ownership percentage in Wireless has been reduced to approximately 4.4% as a result of certain equity transactions as described below in Note 4(a). Accordingly, the Company's investment in Wireless will now be reflected under the equity method of accounting. In addition, as described below in Notes 5(b) and 5(c), due to certain other equity transactions, Play Co. became a direct majority owned subsidiary of the Company.

     As a result of the events described above, the financial statements as of and for the period ended September 30, 1996, reflect the Company and Play Co. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiary as of September 30, 1996, and the results of their operations for the six and three month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended September 30, 1996 and 1995.

     The accounting policies followed by the Company and its subsidiary are set forth in Note 2 to the Company's consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended March 31, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

     The results of operations for the six and three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE   2 -    MINORITY INTERESTS:

     The Company owns a majority interest (62.04%) in Play Co. Toys & Entertainment Corp. The minority interest liability represents the minority shareholders' portion (37.96%) of Play Co.'s equity at September 30, 1996. The minority interest as reflected on the consolidated balance sheet consists of Play Co. preferred stock only. Due to operating losses of PlayCo., the minority interest in its' common stock has been written down to zero.



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

     As of September 30, 1996, the Company had also advanced $174,332 to an executive officer, such advances bearing an interest rate approximating the prime lending rate of the Company's bank.


NOTE   4 -    EQUITY TRANSACTIONS:

(a)  In June 1996, European Ventures Corp. ("EVC"), an affiliate of the
Company, was granted an option to acquire 3,106,005 shares of Wireless common stock for either $1,800,000 or 400,000 shares of common stock (that it owns) of another publicly traded company, Multimedia Concepts International Inc. ("Multimedia"). In June 1996, EVC exercised this option through the transfer of the Multimedia shares. As a result of this transaction and other transactions, the Company's majority ownership of Wireless was reduced from 50.06% to 4.4% as of September 30, 1996. The investment in Wireless, which was previously reflected on a consolidated basis with the Company will now be treated as an equity investment.

(b) In May 1996, the Company entered into employment agreements with two executive officers, whereby such officers were granted options to purchase an aggregate of 3,400,000 shares of the Company's stock in lieu of compensation. As per the agreement, these shares could be purchased for cash, other securities (valued at 50% of the bid price, as defined) or a combination thereof. During the quarter ended June 30, 1996, such options were exercised and the 3,400,000 shares were acquired by these officers at current market value, which approximated $5,781,000 at the acquisition date. The capitalization of these shares on the books of the Company has been discounted from market value to fair value based upon such factors as dilution, lack of marketability, etc. Payment for these shares was partially accomplished by the transfer of 334,000 shares of Series E convertible preferred stock in Play Co. (a then subsidiary of Wireless). These preferred shares were convertible to common shares of Play Co. at a rate of 20 common shares to each preferred share. As of September 30, 1996, the preferred shares were converted into 6,680,000 shares of Play Co.'s common stock. As per the employment agreements, these converted shares were valued at 50% of the average bid price of such securities for a period, as defined, or $4,342,000. The balance is reflected as a receivable from the officers, see Note
3. This transaction, together with the spin-off transaction described in (c) below, resulted in Play Co. becoming a 62.04% owned subsidiary of the Company.

(c) In August 1996, the board of directors of Wireless, pursuant to the consent of the Company, authorized the spin-off of the shares of common stock of Play Co. owned by Wireless to the Wireless' shareholders. The total shares of Play Co. owned by Wireless as of the spin-off date aggregated 3,705,958 of which the Company received 578,770. These shares, together with the shares of Play Co. acquired as described in (b) above, resulted in Play Co. becoming a majority owned subsidiary of Mister Jay.


NOTE  5 - EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

ITEM  2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of significant factors which have affected the registrant's financial position and operations during the six and three month periods ended September 30, 1996.

Introduction:

     Mister Jay Fashions International, Inc. (the "Company") was formed in the state of Delaware on March 19, 1991. The Company designs, manufactures and markets women's evening wear.

     As of March 31, 1996, Mister Jay Fashions International Inc. ("the Company") owned a majority interest (50.06%) of U. S. Wireless Corporation, formerly American Toys, Inc., ("Wireless") which entity in turn owned a majority interest (67%) in Play Co. Toys & Entertainment Corp. ("Play Co."). Play Co. is an operating company that sells toys and educational games primarily on a retail basis. Wireless does not and has never conducted any active operations.

     As of September 30, 1996, the Company's ownership percentage in Wireless has been reduced to approximately 4.4% as a result of certain equity transactions as described in Note 4(a) of Notes to the Financial Statements in this Form 10-QSB. Accordingly, the Company's investment in Wireless will now be reflected under the equity method of accounting. In addition, as described in Notes 4(b) and 4(c), of Notes to the Financial Statements in this Form 10-QSB, due to certain other equity transactions, Play Co. became a direct majority owned subsidiary of the Company.

     As a result of the events described above, the financial statements included herein, reflect the Company and Play Co. on a consolidated basis.

Results of Operations:

     Consolidated net sales decreased to $3,910,000 for the quarter ended September 30, 1996 as compared to $4,287,000 for the corresponding period of the prior year. For the six month period ended September 30, 1996 compared to September 30, 1995, sales decreased to $7,399,000 from $8,822,000. These decreases are represented by decreases in toy sales by Play Co., as well as a decrease in sales of women's apparel by Mister Jay. Management believes that these decreases were due primarily to increased competition in the toy and garment industry.

     Consolidated gross profit margins decreased from approximately 33% to approximately 27% when comparing the three and six month periods ended September 30, 1996 and 1995. Margins decreased primarily on sales of women's apparel during the aforementioned periods. Management believes that the decrease resulted from increased competitive pressures.

     Overhead costs for the three months ended September 30, 1996 aggregated $2,072,000 as compared to $2,435,000 for the three months ended September 30, 1995, a decrease of $363,000. For the six month comparative periods overhead costs decreased from $4,924,000 to $4,056,000. These decreases were directly related to the variable costs associated with the decreases in revenues.
Interest costs increased when comparing the three months ended September 30, 1996 to September 30, 1995 to $189,000 from $101,000. For the six month periods, interest costs increased from $219,000 to $371,000. These increases were due to higher average borrowings.

Liquidity and Capital Resources:

     At September 30, 1996 the Company had cash of $106,000, working capital of $1,221,000and a current ratio of approximately 1.1:1.

     At March 31, 1996, the consolidated balance sheet reflected working capital of $1,792,000, a current ratio of 1.3:1 and cash of approximately $76,000.

     Play Co. has an existing credit line with Congress Financial Corp. of $7,000,000. At September 30, 1996 Play Co. had a $5,481,000 balance payable under this line of credit. The loan is secured by all the assets of Play Co., is guaranteed by Wireless and is collateralized by a $2,000,000 letter of credit provided by an affiliated company. The line of credit expires on February 1, 1998 and can be renewed for one additional year at the lender's option. The line of credit accrues interest at the prime lending rate plus 1.5%. Play Co.'s ability to continue its future borrowings under this line of credit is subject to events of default, should they occur, and are not cured in a manner acceptable to the lender. The credit line is also subject to Play Co. adhering to certain required financial covenants

     Sources of funds to repay obligations as described above, are typically generated from sales during the peak selling season for toys from October to December of each year.

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

Trends Affecting Liquidity, Capital Resources and Operations:

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

Other:

     The Company believes that its present financial resources as well as funds it anticipates generating from operations and Play Co.'s line of credit will be adequate to meet its needs for at least the ensuing twelve month period.

Inflation and Seasonality:

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

PART II          - OTHER INFORMATION

ITEM 1           - Legal Proceedings:

                   None



ITEM 2           - Changes in Securities:

                   None



ITEM 3           - Defaults Upon Senior Securities:

                   None



ITEM 4           - Submission of Matters to a Vote of Security Holders:

                   None



ITEM 5           - Other Information:

                   None



ITEM 6           - Exhibits and Reports on Form 8-K:

                   None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  December 4, 1996               MISTER JAY FASHIONS INTERNATIONAL, INC.





                                      By:  /s/ Ilan Arbel

                                           ILAN ARBEL, Chief Executive Officer