Form 10QSB
period 1996-12-31
MISTER JAY FASHIONS INTERNATIONAL INC
filed 1997-02-14
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

     Common Stock, $.01 par value. 9,788,050 shares outstanding as of December 31, 1996

                   MISTER JAY FASHIONS INTERNATIONAL INC. AND
                                   SUBSIDIARY

                                      INDEX

                                                                                Page(s)


PART 1.           Financial Information

   ITEM 1. Financial Statements
Consolidated Condensed Balance Sheets - December 31, 1996 (Unaudited) and
March 31, 1996                                                                  3.

Consolidated Condensed Statements of Operations (Unaudited) -
Nine and Three Months Ended December 31, 1996 and 1995                          4.

Consolidated Condensed State ents of Cash Flows (Unaudited) -
Nine and Months Ended December 31, 1996 and 1995                                5.

Notes to Interim Consolidated Condensed Financial Statements (Unaudited)        6.


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     8.

PART 2. Other Information                                                       11.


SIGNATURES                                                                      12.


EXHIBITS: Exhibit 27 - Financial Data Schedule


PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                      December 31,   March 31,
                                                                      1996           1996
                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                         $166,843       $75,573
    Accounts receivable - net of allowances for doubtful
    accounts of $32,013                                               348,592        313,068
    Inventories                                                       7,245,136      8,273,225
    Prepaid expenses and other current assets                         398,039        338,844
    Not  receivable - officer (Note 3)                                917,396        -
    Loans and advances - officer                                      -              88,105

TOTAL CURRENT ASSETS                                                  9,076,006      9,088,815

PROPERTY AND EQUIPMENT - NET                                          2,012,896      1,866,169
                                                                      -------------  -------------
OTHER ASSETS:
    Investment in affiliate (Note 4a)                                 323,270        -
    Deferred interest and other                                       412,669        464,746

                                                                      735,939        464,746

                                                                      $11,824,841    $11,419,730

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Borrowings under financing agreement                              $3,482,476     $3,403,025
    Accounts payable                                                  3,464,376      2,926,827
    Accrued expenses and other current liabilities                    763,357        548,360
    Due to affiliates                                                 464,000        418,561


TOTAL CURRENT LIABILITIES                                             8,174,209      7,296,773

LONG-TERM LIABILITIES:
    Deferred rent liability                                           184,969        197,935

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY  (Note 2)                            2,852,114      2,501,653
                                                                      -------------  ------------

SHAREHOLDERS' EQUITY (Note 4):
    Common stock,  $.01 par alue,  10,000,000 shares  authorized;  9,788,050 and
     2,188,050 shares issued and outstanding at
     December 31, 1996 and March 31, 1996, respectively               97,881         21,881
    Additional paid-in capital                                        7,048,956      5,709,930
    Common stock subscribed                                           150,000        150,000
    Retained earnings (deficit)                                       (6,683,288)    (4,458,442)
                                                                      ----------     ----------
                                                                      613,549        1,423,369

                                                                      $11,824,841    $11,419,730

                 Theaccompanying   notes   are  an   integral   part  of   these
                    consolidated financial statements.

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                 For the Nine Months Ended     For the Three Months Ended
                                                                 December 31,                  December 31,
                                                                 -----------------------       ------------------------------
                                                                 1996           1995           1996           1995
                                                                 --------       ----------     ---------      ---------

NET SALES                                                        $17,014,944    $19,268,559    $9,616,043     $10,446,798
                                                                 -----------    -----------    ------------   -----------

COSTS AND EXPENSES:
Cost of sales                                                    12,405,236     12,939,567     7,001,499      7,004,425
Operating expenses                                               7,169,456      8,323,644      3,113,530      3,399,356
Interest and other income                                        (35,502)       (42,597)       -              (5,998)
Interest expense                                                 599,897        370,560        229,215        151,759
                                                                 -------------- -------------- -----------
                                                                 20,139,087     21,591,174     10,344,244     10,549,542
                                                                 ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTERESTS                                   (3,124,143)    (2,322,615)    (728,201)      (102,744)

  Minority interests in net loss of consolidated
subsidiary (Note 2)                                              899,297        1,256,912      157,430        668,719
                                                                 -------------- ------------- -------------   ---------------

LOSS BEFORE PROVISION FOR
INCOME TAXES                                                     (2,224,846)    (1,065,70 )    (570,771)      565,975

Provision (credit) for income taxes                              -              -              -              -
                                                                 ----------     --------       -----------    ---------

NET LOSS                                                         $(2,224,846)   $(1,065,703)   $(570,771)     $565,975
                                                                 ============   ============   =============  =============
LOSS PER COMMON AND DILUTIVE
  COMMON EQUIVALENT SHARES  (Note 5):

Net loss before minority interest                                $(.65)         $(1.16)        $(.13)         $(.05)
  Minority interests in net loss of consolidated
subsidiary                                                       .19            .63            .03            .31
                                                                 ------         -------        ------         ------

NET LOSS PER SHARE                                               $(.46)         $(.53)         $(.10)         $.26
                                                                 =====          =======        =====          =====

WEIGHTED AVERAGE NUMBER OF
  COMMON AND DILUTIVE SHARES
OUTSTANDING                                                      4,833,868      2,004,718      5,588,050      2,188,050
                                                                 =========      =========      =========      =========

              The      accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Nine Months Ended
                                                                      December 31,
                                                                      1996                1995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(2,224,846)        $(1,065,703)
  Adjustments to reconcile net loss to net cash (used for) operating activities:
     Depreciation and amortization                                    354,302             348,376
     Allowance for doubtful accounts                                  -                   2,680
     Minority interest in net loss of subsidiary                      (899,297)           (1,256,912)
     Compensatory options and stock issued by subsidiary              16,000              153,600
     Deferred rent                                                    (12,966)            -
  Change in assets and liabilities:
     Decrease in accounts receivable                                  35,524              264,802
     Decrease in merchandise inventories                              1,028,089           1,768,709
     Increase (decrease) in prepaid expenses                          (60,196)            3,508
     Increase (decrease) in accounts payable                          537,549             (278,032)
     Increase (decrease) in accrued expenses and other
      current liabilities                                             214,997             (121,191)
     Net cash (used for) operating activities                         (1,010,844)         (180,163)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                            (447,951)           (67,067)
  Advances repaid by affiliate                                        324,294             -
                                                                      -------------       --------------
  Net cash (used for) investing activities                            (123,657)           (67,067)
                                                                      -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                  79,451              400,000
  Net borrowings under line of credit                                 -                   (374,491)
  Repayment of shareholder loans                                      (87,680)            (513,041)
  Payment of Series B redeemable  preferred  stock
    - net of interim  accretion                                       -                   (155,403)
  Payments  of capital  lease  obligation                             -                   (42,045)
  Investment  by minority  shareholders                               1,234,000           675,000
  Net cash  provided  by (used  for)
  financing activities                                                1,225,771           (9,980)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  91,270              (257,210)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                       75,573              407,042
                                                                      --------------      ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $166,843            $149,832
                                                                      ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $599,897            $370,560
  Taxes paid                                                          -                   -

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

     During the period ended December 31, 1996, the Company's ownership percentage in Wireless was reduced to approximately 4.4% as a result of certain equity transactions as described below in Note 4(a). Accordingly, the Company's investment in Wireless will now be reflected under the equity method of accounting. In addition, as described below in Notes 4(b) and 4(c), due to certain other equity transactions, Play Co. became a direct majority owned subsidiary of the Company.

     As a result of the events described above, the financial statements as of and for the period ended December 31, 1996, reflect the Company and Play Co. on a consolidated basis. All intercompany transactions and balances have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and its subsidiary as of December 31, 1996, and the results of their operations for the nine and three month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995.

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

     The results of operations for the nine and three month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE   2  -   MINORITY INTERESTS:

     The Company owns a majority interest (62.04%) in Play Co. Toys & Entertainment Corp. The minority interest liability represents the minority shareholders' portion (37.96%) of Play Co.'s equity at December 31, 1996. The minority interest as reflected on the consolidated balance sheet consists of Play Co. preferred stock only. Due to operating losses of PlayCo., the minority interest in its' common stock has been written down to zero.


NOTE   3  -   RECEIVABLE FROM OFFICERS:

     In connection with employment agreements entered into with two executive officers (see also Note 4b), such officers exercised options granted to acquire 3,400,000 shares of the Company's common stock through the transfer of other securities valued at $4,342,000 and the issuance of a note receivable of 1,439,250. This note bears interest at an annual rate of 8.5% and is payable on demand.

     As of December 31, 1996, the balance remaining on this note was $917,396.

             MISTER JAY FASHIONS INTERNATIONAL INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE   4  -   EQUITY TRANSACTIONS:

     (a) In June 1996, European Ventures Corp. ("EVC"), an affiliate of the Company, was granted an option to acquire 3,106,005 shares of Wireless common stock for either $1,800,000 or 400,000 shares of common stock (that it owns) of another publicly traded company, Multimedia Concepts International Inc. ("Multimedia"). In June 1996, EVC exercised this option through the transfer of the Multimedia shares. As a result of this transaction and other transactions, the Company's majority ownership of Wireless was reduced from 50.06% to 4.4% as of December 31, 1996. The investment in Wireless, which was previously reflected on a consolidated basis with the Company will now be treated as an equity investment.

     (b) In May 1996, the Company entered into employment agreements with two executive officers, whereby such officers were granted options to purchase an aggregate of 3,400,000 shares of the Company's stock in lieu of compensation. As per the agreement, these shares could be purchased for cash, other securities (valued at 50% of the bid price, as defined) or a combination thereof. During the quarter ended June 30, 1996, such options were exercised and the 3,400,000 shares were acquired by these officers at current market value, which approximated $5,781,000 at the acquisition date. The capitalization of these shares on the books of the Company has been discounted from market value to fair value based upon such factors as dilution, lack of marketability, etc. Payment for these shares was partially accomplished by the transfer of 334,000 shares of Series E convertible preferred stock in Play Co. (a then subsidiary of Wireless). These preferred shares were convertible to common shares of Play Co. at a rate of 20 common shares to each preferred share. As of December 31, 1996, the preferred shares were converted into 6,680,000 shares of Play Co.'s common stock. As per the employment agreements, these converted shares were valued at 50% of the average bid price of such securities for a period, as defined, or $4,342,000. The balance is reflected as a receivable from the officers, see Note
3. This transaction, together with the spin-off transaction described in (c) below, resulted in Play Co. becoming a 62.04% owned subsidiary of the Company.

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

     (d) In December 1996, European American Capital Foundation (AEACF@), an affiliate of the Company, acquired 4,200,000 shares of the Company=s common stock at the current market price for an aggregate of $1,050,000. Payment for these shares was accomplished through the transfer of 225,000 shares of Series E convertible preferred stock in Play Co.


NOTE  5  - EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of significant factors which have affected the registrant's financial position and operations during the nine and three month periods ended December 31, 1996.

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

     As of December 31, 1996, the Company's ownership percentage in Wireless has been reduced to approximately 4.4% as a result of certain equity transactions as described in Note 4(a) of Notes to the Financial Statements in this Form 10-QSB. Accordingly, the Company's investment in Wireless will now be reflected under the equity method of accounting. In addition, as described in Notes 4(b) and 4(c), of Notes to the Financial Statements in this Form 10-QSB, due to certain other equity transactions, Play Co. became a direct majority owned subsidiary of the Company.

     As a result of the events described above, the financial statements included herein, reflect the Company and Play Co. on a consolidated basis.

Results of Operations:

     Consolidated net sales decreased to $9,616,000 for the quarter ended December 31, 1996 as compared to $10,447,000 for the corresponding period of the prior year. For the nine month period ended December 31, 1996 compared to September 30, 1995, sales decreased to $17,015,000 from $19,269,000. These decreases are represented by decreases in toy sales by Play Co., as well as a decrease in sales of women's apparel by Mister Jay. Management believes that these decreases were due primarily to increased competition in the toy and garment industry.

     Consolidated gross profit margins decreased from approximately 33% to approximately 27% when comparing the three and nine month periods ended December 31, 1996 and 1995. Margins decreased primarily on sales of women's apparel during the aforementioned periods. Management believes that the decrease resulted from increased competitive pressures.

     Overhead costs for the three months ended December 31, 1996 aggregated $3,114,000 as compared to $3,399,000 for the three months ended December 31, 1995, a decrease of $285,000. For the nine month comparative periods overhead costs decreased from $8,324,000 to $7,169,000. These decreases were directly related to the variable costs associated with the decreases in revenues. Interest costs increased when comparing the three months ended December 31, 1996 to 1995 to $229,000 from $152,000. For the nine month periods, interest costs increased from $371,000 to $600,000. These increases were due to higher average borrowings.

Liquidity and Capital Resources:

     At December 31, 1996 the Company had cash of $167,000, working capital of $902,000 and a current ratio of approximately 1.1:1.

     At March 31, 1996, the consolidated balance sheet reflected working capital of $1,792,000, a current ratio of 1.3:1 and cash of approximately $76,000.

     Play Co. has an existing credit line with Congress Financial Corp. of $7,000,000. At December 31, 1996 Play Co. had a $3,482,000 balance payable under this line of credit. The loan is secured by all the assets of Play Co., is guaranteed by Wireless and is collateralized by a $2,000,000 letter of credit provided by an affiliated company. The line of credit expires on February 1, 1998 and can be renewed for one additional year at the lender's option. The line of credit accrues interest at the prime lending rate plus 1.5%. Play Co.'s ability to continue its future borrowings under this line of credit is subject to events of default, should they occur, and are not cured in a manner acceptable to the lender. The credit line is also subject to Play Co. adhering to certain required financial covenants

     Sources of funds to repay obligations as described above, are typically generated from sales during the peak selling season for toys from October to December of each year.

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




Date: February 12, 1997                  MISTER JAY FASHIONS INTERNATIONAL, INC.





                                                              By: /s/ Ilan Arbel
                       ILAN ARBEL, Chief Executive Office

                  MISTER JAY FASHIONS INTERNATIONAL, INC., AND
                                   SUBSIDIARY
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X

The  schedule  contains  summary  financial   information   extracted  from  the
consolidated financial statements for the nine months ended December 31, 1996 and is qualified in its entirety by reference to such statements.

Period type                   9 Mos.
Fiscal year end               March 31, 1997
Period start                  April 1, 1996
Period end                    December 31, 1996
Cash                          166,843
Securities                    0
Receivables                   380,605
Allowances                    32,013
Inventory                     7,245,136
Current assets                9,076,006
PP&E                          4,802,454
Depreciation                  2,789,558
Total assets                  11,824,841
Current liabilities           8,174,209
Bonds                         0
Common                        97,881
Preferred mandatory           0
Preferred                     0
Other SE                      515,668
Total liability and equity    11,824,841
Sales                         17,014,944
Total revenues                17,014,944
CGS                           12,405,236
Total costs                   12,405,236
Other expenses                0
Loss provision                0
Interest expense              599,897
Income pretax                 (2,224,846)
Income tax                    0
Income continuing             (2,224,846)
Discontinued                  0
Extraordinary                 0
Changes                       0
Net income                    (2,224,846)
EPS primary                   (.46)
EPS diluted                   (.46)