Form 10QSB/A
period 1996-12-31
MISTER JAY FASHIONS INTERNATIONAL INC
filed 1997-03-12
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A


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

                  Consolidated Condensed Statements of Cash Flows (Unaudited) - Nine and
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


EXHIBITS:         Exhibit 27 - Financial Data Schedule

PART I.           FINANCIAL INFORMATION

ITEM I.           Financial Statements

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                                December 31,       March 31,
                                                                                                1996                1996
                                                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                   $    166,843    $       75,573
    Accounts receivable - net of allowances for doubtful accounts of $32,013                         348,592           313,068
    Inventories                                                                                    7,245,136         8,273,225
    Prepaid expenses and other current assets                                                        398,039           338,844
    Note receivable - officer (Note 3)                                                               917,396              -
    Loans and advances - officer                                                                     -                  88,105
                                                                                        --------------------   ---------------

TOTAL CURRENT ASSETS                                                                               9,076,006         9,088,815
                                                                                               -------------     -------------

PROPERTY AND EQUIPMENT - NET                                                                       2,012,896         1,866,169
                                                                                               -------------     -------------

OTHER ASSETS:
    Marketable securities - available for sale  (Note 4a)                                          1,440,180            -
    Deferred interest and other                                                                      412,669           464,746
                                                                                              --------------    --------------

                                                                                                   1,852,849           464,746
                                                                                              --------------    --------------

                                                                                                 $12,941,751       $11,419,730

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Borrowings under financing agreement                                                         $ 3,482,476      $  3,403,025
    Accounts payable                                                                               3,464,376         2,926,827
    Accrued expenses and other current liabilities                                                   763,357           548,360
    Due to affiliates                                                                                464,000           418,561
                                                                                              --------------      ------------

TOTAL CURRENT LIABILITIES                                                                          8,174,209         7,296,773
                                                                                               -------------      ------------

LONG-TERM LIABILITIES:
    Deferred rent liability                                                                          184,969           197,935
                                                                                              --------------      ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS IN SUBSIDIARY  (Note 2)                                                         2,852,114         2,501,653
                                                                                               -------------      ------------

SHAREHOLDERS' EQUITY  (Note 4):
    Common stock, $.01 par value,  10,000,000 shares  authorized;  9,788,050 and
      2,188,050 shares issued and outstanding at
      December 31, 1996 and March 31, 1996, respectively                                              97,881            21,881
    Additional paid-in capital                                                                     7,048,956         5,709,930
    Common stock subscribed                                                                          150,000           150,000
    Retained earnings (deficit)                                                                   (6,683,288)       (4,458,442)
    Unrealized holding gain on marketable securities (Note 4a)                                     1,116,910            -
                                                                                              ---------------------------
                                                                                                   1,730,459         1,423,369

                                                                                                 $12,941,751       $11,419,730

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Nine Months Ended              For the Three Months Ended
                                                         December 31,                                  December 31,
                                                           1996               1995                1996               1995
                                                     ---------------   ----------------   -----------------   -----------

NET SALES                                                $17,014,944        $19,268,559        $  9,616,043        $10,446,798
                                                         -----------        -----------        ------------        -----------

COSTS AND EXPENSES:
  Cost of sales                                           12,405,236         12,939,567           7,001,499          7,004,425
  Operating expenses                                       7,169,456          8,323,644           3,113,530          3,399,356
  Interest and other income                                  (35,502)           (42,597)            -                   (5,998)
  Interest expense                                           599,897            370,560             229,215            151,759
                                                      --------------     --------------      --------------     --------------
                                                          20,139,087         21,591,174          10,344,244         10,549,542
                                                        ------------       ------------        ------------       ------------

LOSS BEFORE MINORITY INTERESTS                            (3,124,143)        (2,322,615)           (728,201)          (102,744)

  Minority interests in net loss of consolidated
     subsidiary  (Note 2)                                    899,297          1,256,912             157,430            668,719
                                                      --------------      -------------      --------------     --------------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                                            (2,224,846)        (1,065,703)           (570,771)           565,975

  Provision (credit) for income taxes                        -                   -                   -                   -
                                                 -------------------------------------------------------------------------

NET LOSS                                                $ (2,224,846)      $ (1,065,703)      $    (570,771)     $     565,975
                                                        ============       ============       =============      =============


LOSS PER COMMON AND DILUTIVE
  COMMON EQUIVALENT SHARES  (Note 5):

  Net loss before minority interest                            $(.65)            $(1.16)              $(.13)             $(.05)
  Minority interests in net loss of consolidated
     subsidiary                                                  .19                .63                 .03                .31
                                                              ------            -------              ------             ------

NET LOSS PER SHARE                                             $(.46)           $  (.53)              $(.10)             $ .26
                                                               =====            =======               =====              =====

WEIGHTED AVERAGE NUMBER OF
  COMMON AND DILUTIVE SHARES
  OUTSTANDING                                              4,833,868          2,004,718           5,588,050          2,188,050
                                                           =========          =========           =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             MISTER JAY FASHIONS INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the Nine Months Ended
                                                                                                   December 31,
                                                                                                   1996               1995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $(2,224,846)       $(1,065,703)
  Adjustments to reconcile net loss to net cash (used for) operating activities:
     Depreciation and amortization                                                                    354,302            348,376
     Allowance for doubtful accounts                                                                   -                   2,680
     Minority interest in net loss of subsidiary                                                     (899,297)        (1,256,912)
     Compensatory options and stock issued by subsidiary                                               16,000            153,600
     Deferred rent                                                                                    (12,966)           -
  Change in assets and liabilities:
     Decrease in accounts receivable                                                                   35,524            264,802
     Decrease in merchandise inventories                                                            1,028,089          1,768,709
     Increase (decrease) in prepaid expenses                                                          (60,196)             3,508
     Increase (decrease) in accounts payable                                                          537,549           (278,032)
     Increase (decrease) in accrued expenses and other current liabilities                            214,997           (121,191)
                                                                                                -------------      -------------
     Net cash (used for) operating activities                                                      (1,010,844)          (180,163)
                                                                                                 ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                           (447,951)           (67,067)
  Advances repaid by affiliate                                                                        324,294             -
                                                                                                ---------------------------
  Net cash (used for) investing activities                                                           (123,657)           (67,067)
                                                                                                -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock                                                                   79,451            400,000
  Net borrowings under line of credit                                                                  -                (374,491)
  Repayment of shareholder loans                                                                      (87,680)          (513,041)
  Payment of Series B redeemable preferred stock - net of interim accretion                            -                (155,403)
  Payments of capital lease obligation                                                                 -                 (42,045)
  Investment by minority shareholders                                                               1,234,000            675,000
                                                                                                 ------------       ------------
  Net cash provided by (used for) financing activities                                              1,225,771             (9,980)
                                                                                                 ------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   91,270           (257,210)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR                                                        75,573            407,042
                                                                                               --------------       ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                      $    166,843       $    149,832
                                                                                                 ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                  $    599,897       $    370,560
  Taxes paid                                                                                           -                 -

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

     (a) In June 1996, European Ventures Corp. ("EVC"), an affiliate of the Company, was granted an option to acquire 3,106,005 shares of Wireless common stock for either $1,800,000 or 400,000 shares of common stock (that it owns) of another publicly traded company, Multimedia Concepts International Inc. ("Multimedia"). In June 1996, EVC exercised this option through the transfer of the Multimedia shares. As a result of this transaction and other transactions, the Company's majority ownership of Wireless was reduced to 378,000 shares as of December 31, 1996. The investment in Wireless, which was previously reflected on a consolidated basis with the Company will now be treated as an equity investment and reflected as available for sale securities in accordance with SFAS No. 115.

     At December 31, 1996, the fair market value of these shares was $1,440,180 or $3.81 per share based upon the NASDAQ closing price on that date. Accordingly, the Company has adjusted the carrying value of these shares to fair value, and recorded an unrealized holding gain as a separate component of shareholders' equity, as provided for by SFAS No. 115. .

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

     (d) In December 1996, European American Capital Foundation ("EACF"), an affiliate of the Company, acquired 4,200,000 shares of the Company's common stock at the current market price for an aggregate of $1,050,000. Payment for these shares was accomplished through the transfer of 225,000 shares of Series E convertible preferred stock in Play Co.


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

         Period type                                                                                9 Mos.
         Fiscal year end                                                                    March 31, 1997
         Period start                                                                        April 1, 1996
         Period end                                                                      December 31, 1996
         Cash                                                                                      166,843
         Securities                                                                                 0
         Receivables                                                                               380,605
         Allowances                                                                                 32,013
         Inventory                                                                               7,245,136
         Current assets                                                                          9,076,006
         PP&E                                                                                    4,802,454
         Depreciation                                                                            2,789,558
         Total assets                                                                           12,941,751
         Current liabilities                                                                     8,174,209
         Bonds                                                                                      0
         Common                                                                                     97,881
         Preferred mandatory                                                                        0
         Preferred                                                                                  0
         Other SE                                                                                1,632,578
         Total liability and equity                                                             12,941,751
         Sales                                                                                  17,014,944
         Total revenues                                                                         17,014,944
         CGS                                                                                    12,405,236
         Total costs                                                                            12,405,236
         Other expenses                                                                             0
         Loss provision                                                                             0
         Interest expense                                                                          599,897
         Income pretax                                                                          (2,224,846)
         Income tax                                                                                 0
         Income continuing                                                                      (2,224,846)
         Discontinued                                                                               0
         Extraordinary                                                                              0
         Changes                                                                                    0
         Net income                                                                             (2,224,846)
         EPS primary                                                                                  (.46)
         EPS diluted                                                                                  (.46)
