Form 10QSB/A
period 1996-12-31
MISTER JAY FASHIONS INTERNATIONAL INC
filed 1997-04-02
CIK 895092

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

                   27 - Financial Data Schedule

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: April 1, 1997                  MISTER JAY FASHIONS INTERNATIONAL, INC.





By: /s/ Ilan Arbel
ILAN ARBEL, Chief Executive Officer