Form 10KSB
period 1997-03-31
UNITED TEXTILES & TOYS INC
filed 1997-08-21
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number O-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                   13-3626613
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)


                 448 West 16th Street, New York, New York 11368
                    (Address of principal executive offices)

                                 (212) 675-6666
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of
                                    the Act:
Title of each class                   Name of each exchange on which registered
                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The Registrant's revenues for the year ended March 31, 1997 were $20,613,512.

         The aggregate market value of the voting stock on June 30, 1997 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $452,632, based upon the average bid and asked prices for such Common Stock on said date ($.81), as reported by a market maker. On such date, there were 978,805 shares of Registrant's Common Stock outstanding.

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

History

         United Textiles & Toys Corp. (formerly Mister Jay Fashions International, Inc.) ("the Company") is a Delaware corporation which was organized in March 1991 and which commenced operations in October 1991. The Company designs, manufacturers, and markets a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. All share and per share information takes into account the 1 for 10 reverse stock split in March 1997. See "Submission of Matter to a Vote of Securityholders."

         The Company markets its products under its Mister Jay Fashions International, Lady Helene, Mister Jay Separates, and Junior for Mister Jay labels. The Company sells its products in the United States primarily through specialty retail clothing stores and, to a lesser extent, to department stores. Most of the Company's products are purchased by women for weddings, parties, dances, and other events requiring formal attire.

Majority Ownership of Playco Toys & Entertainment Corp.

         Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys," now known as U.S. Wireless Corporation.). Since American Toys was then the majority shareholder of Playco Toys & Entertainment Corp. ("Playco"), the Company indirectly held the majority of Playco shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys, to spin-off ("the Spin-off Distribution") the Playco common stock owned by American Toys to American Toys' stockholders. The Spin-off Distribution was effected in August 1996.

         The Company owns 7,258,742 (2,419,581 post reverse split) shares, or 59.3%, of the Playco common stock outstanding. This amount does not include the 4,500,000 (1,350,000 after the Playco 3 for 1 reverse stock split which took effect in July 1997) shares issuable to the Company, at any time, upon the Company's exercise of 225,000 shares of Playco Series E Class I Preferred Stock. It does include, however, 578,742 shares of Playco common stock issued to the Company in August 1996 as a result of the Spin-off Distribution.

Business:

     United Textiles & Toys Corp. The Company's clothing line is comprised of different styles of women's dresses and gowns. Each of the dresses and gowns is available in sizes 8 through 20 and 20 1/2w through 32 1/2w. The garments in the Mister Jay Fashions International line are more generously cut than the Junior for Mister Jay line. Dresses and gowns in the Company's line retails for approximately $120.

         Junior for Mister Jay. The Junior for Mister Jay line is a line of dresses and gowns which are more form fitting than the Mister Jay Fashions International line. This line is available in sizes 3 to 16 and in sizes 16w to 24w. Approximately 25 different styles are available in the Junior for Mister Jay line. Dresses and gowns in the Junior for Mister Jay line retail for approximately $150.

         Lady Helene. The Lady Helene line is identical to the Mister Jay Fashions International line, except that the Lady Helene line is available in sizes 14 to 32. Dresses and gowns in the Lady Helene line retail for approximately $115.

         Mister Jay Separates. The Mister Jay Separates line comprises blouses, camisoles, jackets, skirts, and pants in sizes small, medium, large, x-large, xx-large, and xxx-large. There are approximately 30 different styles of blouses, camisoles, and jackets; 14 different styles of skirts; and 6 different styles of pants in the Mister Jay Separates line. Blouses, camisoles, jackets, skirts, and pants in the Mister Jay Separates line retail for approximately $100 each.

Design and Manufacturing

         All of the Company's garments are designed by the Company's designers. The garments are based on original designs and modifications and copies of existing designs. The Company's design staff consists of two persons: one designs the garment and one creates the patterns for, and sews samples of, the new garments. Samples of newly designed garments are delivered to the Company's sales personnel for introduction to the Company's existing customers and the trade.

         When the Company receives an order to supply a customer with a newly designed garment, the Company's cutting department cuts the required material to pattern and ships the cut material, together with any required non-fabric sub-materials, to sewing contractors located in New York State. These contractors then sew and assemble the garments for the Company. Upon completion, all finished goods are delivered by the sewing contractors to the Company for final inspection, allocation, and shipment to customers. The goods are delivered to Company customers by independent shippers, by air or truck, depending upon such customers' needs and cost and time considerations.

Supplies and Inventory

         The  Company   purchases   its  fabrics,   together   with   non-fabric
sub-materials (zippers, buttons, and trimmings) from New York City based manufacturers and suppliers. The Company generally pays for fabrics and non-fabric sub-materials upon receipt. As is customary in the industry, the Company does not have long term formal arrangements with any of its suppliers;

rather, it purchases its supplies based upon specific design and order requirements. However, the Company has experienced little difficulty in satisfying its fabric and non-fabric requirements and considers its sources of supply adequate.

         The Company's inventory of garments varies depending upon the Company's backlog of purchase orders and its financial position.

Quality Control

         The Company conducts limited quality control to ensure that finished goods meet its standards. It employs one person to inspect samples of each garment received from the sewing sub-contractors to ensure compliance with Company specifications.

Marketing and Sales

         The Company's products are sold primarily to retail specialty clothing stores and, to a lesser extent, to department stores throughout the United States. The Company's products are sold by nine independent manufacturers' representatives on a commission basis and by management and a salaried sales person employed by the Company at the Company's sales office. Most of the Company's sales are made on a net 30 day basis. An 8% discount is offered if payment is made within 10 days of purchase.

         Several major retail department store chains recently have experienced financial difficulties, and some have filed for protection under Chapter XI of the federal bankruptcy laws. Although the Company sells its products to some of such retail department store chains, to date, the financial difficulties of same have not had a material adverse effect on the Company's business. The Company is unable to predict what effect, if any, the financial difficulties encountered by the department stores will have on the Company's business.

         The Company does not sell on consignment and does not accept a return of its products unless same are imperfect or the products were shipped in error. Generally, imperfect goods are replaced with new, conforming goods.

         To generate new business, the Company relies on sales calls made by its representatives and exhibits created by its manufacturers' representatives for presentation at trade shows. In addition, the Company sends catalogues and flyers to its existing customers on a regular basis, advising same of products newly created by the Company.

         The Company believes a key feature of its business is its ability to design, produce, and sell low cost garments which are similar in style and appearance to more expensive garments.

Backlog

         A significant portion of the Company's sales are generated from short term purchase orders from customers who place orders on an as-needed basis. The Company typically manufactures its products only upon receipt of customer orders. The Company delivers the goods ordered within four weeks of its receipt of an order. The Company manufactures approximately 10% more goods than are ordered by its customers in anticipation that additional orders from these customers will be placed. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any given time is meaningful.

Trademarks

         The Company utilizes registered and common law trademarks for use on its products. The Company registered the trademark "Lady Helene" in the United States in or about September 1992. The trademarks "Mister Jay Fashions International," "Mister Jay Separates," and "Junior for Mister Jay" are unregistered trademarks which the Company uses on its respective lines of clothing. The Company has not filed for registration of any of such unregistered trademarks because of the probability that existing similar registered trademarks will act as a bar to registration. There can be no assurance that the Company's "Lady Helene" trademark adequately will be protected against infringement or that the Company will not be found to, in some manner, have infringed on another party's trademark through sales under the unregistered "Mister Jay Fashions International," "Mister Jay Separates," and "Junior for Mister Jay" unregistered trademarks. Either of such events could adversely affect the Company's business.

Competition

         There is intense competition in the sectors of the apparel industry in which the Company participates. The Company competes with many other manufacturers, some of which are larger and have greater resources than the Company.

         The Company's business is highly competitive. There are relatively insignificant barriers to entry and numerous firms competing for the same customers. The Company is in direct competition with local, regional, and national clothing manufacturers, many of which have greater and more extensive distribution and marketing resources than the Company. In addition, many large retailers have recently commenced sales of "store brand" garments which compete with those sold by the Company. Management believes that the Company's market share in the evening wear and special occasion garment market is insignificant.

         Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand name recognition. In addition, many of these manufacturers have executed agreements with department stores and national retail clothing chains for the joint advertising and marketing of their products. Since the Company does little advertising and has executed no agreements with any department stores or national retail chains for the advertising of its products, the Company competes with companies which manufacture and sell brand name garments which are well known to the public. All other factors being equal, it can be expected that a retail shopper will buy a "brand name" garment before he buys a garment manufactured by an entity unknown to him.

Employees

         As of August 1, 1997, the Company has approximately nine full time employees and utilizes the services of approximately five independent sales representatives who are compensated on a commission basis only. None of the employees of the Company is represented by a union, and the Company considers employee relations to be good.


Business of Playco

     Playco, a Delaware corporation, was founded in 1974, at which time it operated one store, under the name Playco Toys, in Escondido, California. Playco now operates twenty-one1 stores throughout Southern California in the Los Angeles, Orange, San Diego, Riverside, and San Bernadino Counties. This includes the four stores which the Company has closed pending the earlier of (i) the return of same to their respective landlords; or (ii) the November and December holiday season, at which time the stores will be reopened temporarily. Prior to its corporate restructuring in 1996 and its acquisition of Toys International ("Toys") in January 1997, Playco, which is a retailer of children's and adult toys, games, and hobby products, operated stores which averaged approximately 10,000 square feet in size and were located in highly trafficked strip shopping centers. These stores ("Playco Originals") sell traditional and promotional toys.

         In the beginning of 1996, Playco redefined its corporate goals and philosophy, changing its focus from the sale of solely promotional and traditional toys to the sale of educational, new electronic interactive, and specialty and collectible toys and items. In light of its new focus, during fiscal 1997, Playco redesigned three of its Playco Originals, opened a new flagship store in Santa Clarita, and acquired three Toys stores. In conformance with its new goals, Playco's new stores ("the Contemporaries") shall be smaller (3,500 to 5,200 square feet in size) and shall operate in "exclusive" highly trafficked malls rather than in strip shopping centers. Playco's Toys stores and Contemporaries are expected to produce higher gross profits since, in addition to carrying their historical inventory of lower margin promotional toys, they sell educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins.

         Playco plans to redesign six Playco Originals into Contemporaries and open an additional nine locations by the end of fiscal 1999. Four of the addition locations shall be opened by the end of calendar year ended 1997. The remaining new locations shall be opened by the end of calendar 1998. Playco anticipates having twenty-eight locations by the end of 1999. In order to continue to adjust to consumer preferences, Playco shall take a proactive approach by continuously reviewing each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix.

Acquisition of Toys International

         In January 1997, Playco acquired substantially all of the assets of Toys. The acquisition, in principal, included the assignment to Playco of the three store leases held by Toys and all of Toys' inventory. In order to ensure a smooth transition in operations, the President of Toys, Mr. Gayle Hoepner, continued on as a consultant to Playco for a period of ninety days. The funding for the purchase of the stores was obtained through the exercise by Europe America Capital

--------
1 This number and all numbers hereafter which pertain to stores currently operated by the Company, except where otherwise indicated, include four stores which the Company has darkened temporarily until the November and December holiday season.

Corporation ("EACC") of its option to purchase 1,200,000 shares of Playco's Series E Preferred Stock. These shares were issued to an assignee of EACC. The funding obtained from the exercise was $1,200,000.

Recent Developments

         On February 1, 1996, Playco entered into a Loan and Security Agreement ("the Loan Agreement") with Congress Financial Corporation (Western)
("Congress") to replace its then existing credit line with Imperial Bank. The Loan Agreement provides Playco with a secured line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000 ("the Congress Financing"). The Congress Financing is secured by all of Playco's assets and a $2,000,000 letter of credit ("L/C") provided by EACC, an affiliate of Ilan Arbel, the President and Chief Executive Officer of the Company and a former director of Playco. The Congress Financing is also guaranteed by the Company.

         In connection with the issuance of the L/C, on February 2, 1996, Playco granted to EACC options (i) to purchase an aggregate of 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance (this option expired unexercised); and (ii) to purchase an aggregate of 20,000,000 shares of Playco's Series E Preferred Stock. To date, EACC has exercised its option and purchased an aggregate of 2,862,070 shares of the Series E Preferred Stock of which 2,500,570 shares are presently outstanding after the conversion of an aggregate of 361,500 of such shares into Common Stock. In addition, in March 1997, EACC issued an additional $1,000,000 L/C to Congress in order for Playco to obtain additional financing from Congress. In April and May 1997, Europe America Capital Foundation ("EACF"), European Ventures Corp. ("EVC"), and Vermongenstreuhand G,H,M,B provided an additional aggregate amount of $700,000 to Playco as an advance against equity.

         In April 1997, Playco signed a lease to open a new store in Clairemont, California. This facility should open during the 3rd calendar quarter of 1997. Since March 1997, Playco also has closed, temporarily, until the November and December holiday season, four stores. These stores were closed because they did not generate revenues as anticipated; they were not permanently closed, however, because the leases therefor are of considerable duration and cannot be broken without significant potential hardship (legal and/or financial) to Playco.
Playco is searching for suitable replacement tenants to assume its lease obligations for these stores.

         In addition, Playco is now converting its Rialto location to an off-price clearance center. Playco feels that this under-performing location is demographically better suited for this concept. Fewer markdowns should, and will, be taken at the other locations as slower moving inventory will be transferred to the Rialto location for faster turnover.

Merchandising Strategy; Refocusing of Corporate Direction

     Traditionally, Playco's merchandising strategy was to offer an alternative, less intimidating environment than that provided by Toys R Us, a competitor of the Company. In particular, Playco stocks all of its items at eye level (not vertically, as other stores often do), provides clerks to assist customers, and implements a policy of treating its customers with courtesy and respect. Playco has augmented its product lines in its Contemporaries and will continue to provide these quality services to its patrons at all of its stores. As discussed herein, in the beginning of 1996, management of the Company realized the inherent value in, and thus the demand for, a retail outlet which provides a combination of (i) educational, new electronic interactive, and specialty and collectible toys and items; and (ii) traditional and promotional toys. Accordingly, it refocused its corporate objectives and changed its business plan to emphasize the marketing and sale of such goods. To achieve its goals, Playco developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design will form the foundation for Playco's future direction and growth plans, thereby allowing Playco to meet the demand mentioned above. Playco has thus far (i) remodeled three Playco Originals as Contemporaries during fiscal year 1997; and (ii) opened its first Contemporary as its flagship store in Santa Clarita,
California. By the end of calendar year 1997, Playco intends to open four Contemporaries in upscale malls rather than in strip centers where most of its Playco Originals are located. By the end of fiscal 1999, Playco expects to have opened nine new stores and to have redesigned six Playco Originals as Contemporaries, thereby continuing the implementation of Playco's redirection and new business plan. Playco shall periodically review each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix. Playco views its new corporate goals with excitement and shall continue to refocus its product lines and strategies for the future. Presently, the majority of its stores, Playco Originals, will continue to offer a broad in-stock selection of products at competitive prices and with an emphasis on customer service. Playco generally prices its promotional items to be competitive with Toys R Us, using Toys R Us prices as a guideline. While Playco does not stock the depth or breadth of selection of toys for its Playco Originals, as Toys R Us does, Playco does strive to stock all basic categories of toys and all television promotional items. Playco also offers a special order program for many items and offers this service free to its customers. Financing for Playco's operations, including (i) the acquisition of substantially all of the assets of Toys; (ii) the opening of the Santa Clarita store; (iii) the remodeling of the three Playco Originals; and (iv) the financing of Playco's losses, has come primarily from the proceeds of EACC's exercise of its option to purchase shares of Playco's Series E Class I Preferred Stock and from the additional financing received from Congress based upon an additional $1,000,000 L/C received from EACC. During the limited time that has passed since the Toys acquisition and the opening and remodeling of the various stores aforementioned, Playco has shown increased same store sales and higher profit margins in these stores. Thus, management is optimistic that its attempt in fiscal year 1998 to open three new stores and renovate/redesign five existing stores will succeed. See "Financing."

Wholesale Operations Since June 1994, Playco has sold toy and hobby items on a wholesale basis to military bases located in Southern California. Playco presently sells toys and hobby items on a wholesale basis to the following military bases: (i) Camp Pendleton Marine Corp. Recruit Depot; (ii) Miramar Naval Base; (iii) Marine Base, Barstow, California; (iv) Marine Corp. Air Station, El Toro, California; (v) Marine Corp. Air Station at Yuma, Arizona; and
(vi) 29 Palms Marine Base in 29 Palms, California. With four of six military bases to which it sells, Playco has agreements which provide that Playco shall sell to such purchasers, on a wholesale basis, those items requested and shall give credit for those items which are not sold and are returned to it.

         Though the profit margin obtained from selling wholesale is low, the costs incurred in selling wholesale are minimal since Playco already has inventory, trucks, and warehouse space. Playco intends to attempt to expand its sales through additional wholesale sales of toy and hobby items to additional military bases, although there can be no assurance that it will be successful in selling such items on a wholesale basis or in expanding its wholesale sales from present levels. The plan to increase wholesale sales is solely intended to augment Playco's retail operation. Wholesale sales to military bases totaled approximately $619,000 or 3% of sales for the year ended March 31, 1997 as compared to $911,400 (or 4%) of sales for the year ended March 31, 1996.Products

         Playco carries most major brand name toy and hobby products. The Playco Originals sell children's and adult toys, games, bicycles, and other wheel goods, sporting goods, puzzles, Nintendo, and Sega electronic game systems and cartridges for such game systems, cassettes, and books. They offer over 15,000 items for sale. The Contemporaries and two of the Toys stores also sell some of these toys and, in addition, sell educational toys, Beanie Babies, Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, electronic software games, and Learning Curve products. The third Toys store, Tutti Animali, is a unique store which sells only stuffed animals.

Inventory

         Until recently, Playco's stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 18,000 square feet in size) encompassing an aggregate of approximately 61,000 square feet. However, as of April 15, 1997, Playco returned 12,800 feet of the 18,000 square foot warehouse space to the landlord. Playco continues to purchase approximately 95% of its products directly from manufacturers and ships the products to its stores from its distribution center. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system which was installed during fiscal years 1990 and 1991 at an approximate cost to Playco of $1,000,000. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Playco's stores generally are restocked with products on a weekly basis, although certain stores and certain items may be restocked at different intervals. In addition, restocking of products is generally increased during the fourth calendar, during the November and December holiday season: some stores and some items are restocked on a daily basis during such period.

         All shipments to stores are made by Company owned or leased vehicles. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full time and part time employees. Each of Playco's store managers reports to Playco's Director of Operations and Director of Merchandising who in turn report directly to Playco's Executive Officers.

Seasonality

         Playco's business is highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. Even after the introduction of educational products described herein, Playco expects that the majority of its sales will continue to be generated in the fourth quarter of the calendar year, particularly in November and December. While Playco expects that sales in the remaining three quarters will increase as a result of its refocus and the opening of three Contemporaries, the remodeling of three Playco Originals, and the acquisition of three Toys stores, there can nonetheless be no assurance that Playco is correct in such opinion.

Research and Development

         In determining the appropriate site at which to open new store locations, Playco utilizes a site evaluation model based upon demographics. The model was originally developed in 1990 by National Decision Systems, Encinitas, California, at a cost to Playco of approximately $10,000. It is based upon approximately 400 census variables which were originally derived from the variables surrounding Playco's then existing eighteen stores. Whenever Playco contemplates opening a Playco Original or a Contemporary, it compares the demographic variables of the contemplated location against those of its model. (This model is not used for Toys stores.) Positive factors and negative factors are given certain ratings, and a score is derived from such ratings. The strength of the score guides management of Playco as to whether or not to proceed with the contemplated store location.

         Demographic variables which are examined by the site evaluation model include income level, number of children per household, age groups of such children, number of wage earners per household, proximity of other toy stores, and the percentage of home ownership within a one, three, and five mile radius of the contemplated store location.

         Playco continues its practice of typically not opening stores within a three mile radius of a Toys R Us store. Management's policy is based on its understanding of Toys R Us' policy of not opening a new Toys R Us store within a ten mile radius of an existing Toys R Us location. Such policy generally has allowed Playco to open new stores in between Toys R Us locations, with the assurance that a new Toys R Us store, in all likelihood, would not be opened within a three mile radius of any Playco stores. This policy is consistent with the parameters of its site evaluation model, and management believes that reliance on the model significantly increases the probability that a new store will be successful. There can be no assurance, however, that management is correct in such opinion.

Trademarks

         In 1976, Playco received a federal registration for the trademark "Playco Toys," which trademark is utilized by Playco in connection with its marketing and sales of toy and hobby items. In addition, Playco applied for, and was granted in 1994, a federal registration for the trademark "TKO."

Financing

         As mentioned previously, on February 1, 1996, Playco entered into a Loan Agreement with Congress to replace its credit line with Imperial Bank. The Loan Agreement provides Playco with a line of credit of up to 60% of the value of all of its inventory, not to exceed $7,000,000. This financing is secured by all of Playco's assets and a $2,000,000 L/C provided by EACC. Additionally, the Congress Financing is guaranteed by the Company, Playco's majority stockholder.

         In connection with the issuance of the L/C, on February 2, 1996, Playco granted to EACC options (i) to purchase up to an aggregate of 1,250,000 shares of Common Stock at a purchase price of 25% of the closing bid price for the Common Stock on the last business day prior to exercise, for a period of six months from issuance (this option expired unexercised); and (ii) to purchase up to an aggregate of 20,000,000 shares of Playco's Series E Preferred Stock.

         The opening of Contemporaries, the remodeling of Playco Originals, and the acquisition of Toys was financed primarily by EACC's exercise of its option to purchase shares of the Series E Preferred Stock. Since February, 1996, EACC has invested $6,000,000 in Playco, inclusive of two L/C's in the aggregate amount of $3,000,000, which it issued to Congress in order to increase the usable portion of Playco's credit lines, and $3,000,000 as a result of its exercise of options to purchase Playco's Series E Preferred Stock. In April and May 1997, EACF, EVC, and Vermongenstreuhand G,H,M,B provided an additional aggregate amount of $700,000 to Playco as an advance against equity.

         Playco relies on credit terms from manufacturers to purchase nearly all of its inventory. While 90% of accounts payable to vendors are current as of the date of this document, there can be no assurance that Playco will be able to keep such payables current in the future. Such credit arrangements vary for reasons both within and outside the control of Playco.

Competition

         The toy and hobby products market is highly competitive. Though Playco's Contemporary and Toys stores, unlike other toy stores, offer a combination of promotional, traditional, educational, new electronic interactive, specialty, and collectible toys and items, Playco remains in direct competition with local, regional, and national toy retailers, including Toys R Us (considered to be the dominant toy retailer in the United States) with respect to its traditional toy items. In order to combat the competition, Playco's Contemporary and Toys stores offer specialty items such as Beanie Babies and Steiff and North American bears, etc. Since Playco's prices are in part based upon Toys R Us' prices, the aggressive pricing policy of Toys R Us has resulted in Playco's lowering its prices on many items, thereby reducing Playco's profits.

         The toy and hobby products market is particularly characterized by large retailers and discounters with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. Playco faces competition from hobby vendors that market through direct sales forces and from distributors that rely on mail order and telemarketing. Playco competes as to price, personnel, service, speed of delivery, and breadth of product line. Many of Playco's competitors have greater financial and marketing resources than Playco. Both Toys R Us and Kay Bee dominate the retail toy industry in Southern California. Although both Playco and Toys R Us have been in the retail toy industry in Southern California for approximately twenty years, Toys R Us has increased its market share at a significantly faster rate than Playco. The domination of Toys R Us and Kay Bee, the weak Southern California economy, and

Playco's policy of not opening Playco Originals and Contemporaries store within three miles of an existing Toys R Us store may inhibit Playco's ability to compete effectively in the retail toy industry or to establish new stores in favorable locations.

         Playco feels that the unfulfilled need in the marketplace is a retail outlet which offers a combination of the traditional, name brand, quality promotional toy items and educational, electronic interactive, and collector's items and products. Combining the promotional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate Playco's stores from those of any of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. Playco will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Imaginarium, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

Employees

         As of August 1, 1997, Playco has one executive office, approximately 70 full time employees, and approximately 280 part time employees. None of the employees of Playco is represented by a union, and Playco considers employee relations to be good.

1997 Annual Meeting of Playco

         On March 3, 1997, Playco held its annual meeting during which it proposed to elect three Directors to the Board. The proposal was adopted, and the following were elected Directors of the Board for a term of one year: Ilan Arbel, Harold Rashbaum, and Sheikhar Boodram. On April 29, 1997, Mr. Arbel resigned as Director. On May 23, 1997, in order to fill the vacancy left by Mr. Arbel, Playco's Board of Directors appointed Richard Brady as a Director.

1997 Special Meeting of Playco

         On June 10, 1997, Playco mailed a Notice of Special Meeting of Stockholders and Proxy Statement to its shareholders advising of a June 30, 1997 special meeting wherein the following proposals were voted on: (i) a reverse split of Playco's outstanding shares on a 3 for 1 basis; (ii) an amendment to Playco's Certificate of Incorporation which will effect an amendment to the rights and preferences of the Series E Preferred Stock to (a) eliminate the Series E Class I Preferred Stock, (b) eliminate the dividend, and (c) change the conversion ratio from 20 to 1 to 6 to 1; and (iii) authorization for the issuance of up to 1,000,000 shares of Playco's Series E Class II Preferred Stock by Playco for sale in an initial public offering. All of the aforesaid proposals were approved by a vote of the majority of Playco's stockholders.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company subleases 20,000 square feet of industrial space at 448 West 16th Street,

New York, New York, at an approximate rate of $12,500 per annum. It is at this location that the Company houses its administrative offices, factory, and warehouse. The sublease expires on December 31, 1998. Until January 31, 1997, the Company also subleased an 858 square foot showroom at 1400 Broadway, New York, New York. In order to reduce expenses, however, the Company chose not to renew the sublease when it expired on January 31, 1997.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material litigation, and is not aware of any threatened litigation that would have a material adverse effect on the business of either. Playco is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except for (i) three litigation matters involving three of the four stores Playco has temporarily closed; (ii) an action commenced in bankruptcy court by one of Playco's former distributors; and (iii) two personal injury matters commenced in July against Toys International.

         From March 1997 through May 1997, Playco temporarily closed four of its locations due to non-profitable operations. Playco is seeking to sublease such locations or return the locations to the landlords pursuant to a settlement; however, in the event that Playco is unable to obtain subleases, it will reopen the stores for the holiday season in October. In June 1997, the landlords for three of the four locations filed lawsuits against Playco seeking, in one of the suits, the full value of the lease payments for the term of the leases. Playco has filed answers to these lawsuits and intends to defend against the actions unless resolutions between the parties thereto can be reached. Management expects that these actions will settle before trial and that there will be no material effect on Playco's operations.

         The action in bankruptcy court was commenced also in June 1997 by one of Playco's former distributors. Plaintiff in said action seeks $10,163.55 which it alleges Playco owes for goods sold to Playco. Playco is preparing a motion to dismiss this action and intends to defend against same should its motion be denied. Management expects that this matter will settle before trial and that there will be no material effect on Playco's operations.

         The two actions commenced in July 1997 against Toys International, Inc. allege that unrelated plaintiffs each sustained personal injury in 1996 in the Toys store located in the Century City shopping center. These actions were improperly commenced against Toys International, Inc., however, and management expects that both actions will be discontinued voluntarily or dismissed by the court.

         No Director, Officer, or affiliate of the Company or Playco, nor any associate of either, is a party to, or has a material interest in, any proceeding adverse to the Company or Playco.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 3, 1997, the Company held its annual meeting during which it proposed (i) to elect four Directors to the Company's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified;
(ii) to amend the Company's Certificate of Incorporation to effect a change of the Company's name from Mister Jay Fashions International, Inc. to United
Textiles & Toys Corporation; and (iii) to reverse split the Company's outstanding shares on a 10 for 1 basis.

         The votes cast for or withheld with respect to the election of the Directors are set forth as follows:

         Nominees                                    Votes For                  Votes Withheld
         --------                                    ---------                  --------------
         Ilan Arbel                                           5,055,801                 103,100
         Sheikhar Boodram                                     5,055,801                 103,100
         Allean Goode                                         5,055,801                 103,100
         Rivka Arbel                                          5,055,801                 103,100

         The votes cast for, against, or abstained with respect to the proposal to amend the Company's Certificate of Incorporation to effect a change of the Company's name from Mister Jay Fashions International, Inc. to United Textiles & Toys Corporation are as follows:

         For                                Against                    Abstain

         5,103,991                          23,480                     4,430


         The votes cast for, against, or abstained with respect to the proposal to reverse split the Company's outstanding shares on a 10 for 1 basis are as follows:

         For                                Against                    Abstain

         4,866,711                          120,410                    74,780


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Units are currently listed on the SmallCap Market of the Nasdaq Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker, during the period from February 8, 1993 (the date the Company's Units started trading on the SmallCap Market of the Nasdaq Stock Market) through August 5, 1996. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.



                                    Common Stock (1)                            Public Warrants (2)                Units (3)
Calendar Period                             Low               High                         Low      High               Low      High
---------------                             ---               ----                         ---      ----               ---      ----

1995
01/01/95 - 03/31/95                         5 3/4              18 1/8                      1 1/2    11
04/01/95 - 06/30/95                         2                  4 7/8                       1/8      1
07/01/95 - 09/30/95                         4 1/2              4 7/8                       1/8      1/8
10/01/95 - 12/31/95                         1 5/8              5 3/4

1996

01/01/96 - 03/31/96                         2 1/4              2 7/8
04/01/96 - 06/30/96                           5/8              2
07/01/96 - 09/30/96                         1                  2 2/8
10/01/96 - 12/31/96                           1/4                29/32

1997

01/01/97 - 03/31/97(4)                       5/32              1
04/01/97 - 06/30/97                         13/16              1
07/01/97 - 08/05/97                          5/16                13/16


     (1) The Company's Common Stock and Public Warrants began trading on February 11, 1993.

     (2) The Company's Public Warrants traded from February 11, 1993 through August 11, 1995.

     (3) The  Company's  Units traded from  February 11, 1993 through  March 15,
1993.

     (4) Reflects the 1 for 10 reverse stock split in March, 1997. See "Submission of Matter to a Vote of Securityholders."

         As of August 5, 1997, there were approximately 42 holders of record of the Company's Common Stock, although the Company believes that there are approximately 864 additional beneficial owners of shares of Common Stock held in street name. As of August 5, 1997, 978,805 of the Company's shares of Common Stock were outstanding.

ITEM 6. - MANGEMENTS' DISUCUSSION AND ANALYSIS OF FINANICAL
              CONDITION AND RESULTS OF OPERATIONS


         Results of Operations - Years Ended March 31, 1997 and 1996

                  Consolidated net sales decreased from $22,492,857 to $20,613,512, a decrease of $1,879,345 or 8.4% when comparing the year ended March 31, 1997 to March 31, 1996. This decrease was primarily due to a decrease in Playco's sales $(1,606,577) which was attributed to decreased sales in a certain toy game product which management believes was due to it being a passing fad. Women's apparel sales also decreased from 1996 to 1997 $(272,768) which management attributes to increased competition in the garment industry.

                  Consolidated cost of sales decreased from $16,774,352 for the fiscal year ended March 31, 1996 to $16,030,785 for the fiscal year ended March 31, 1997. This decrease of $743,567 or 4.4% was due to management's efforts to better control manufacturing costs.

                   Consolidated overhead costs for the year ended March 31, 1997 aggregated $9,062,876 as compared to $10,273,167 for the year ended March 31, 1996, a decrease of $1,210,291 or 11.8%. Consolidated interest costs however, increased to $663,018 from $616,849 when comparing the year ended March 31, 1997 to the corresponding period of the prior year, an increase of $46,169 or 7.5%. Management attributes this increase to higher average borrowings.

                  For the year ended March 31, 1997, subsequent to the adjustment for the minority interest in the net loss of consolidated subsidiaries, the Company reflected a consolidated net loss of $3,648,607 or $.43 per share. For the year ended March 31, 1996, subsequent to the minority interest adjustment, the Company reflected a net loss of $2,608,224 or $1.27 per share. Management attributes the increased loss to the lower net sales and the lower gross margin on net sales as described above.

         Liquidity and Capital Resources

                  At March 31, 1997 the Company's consolidated balance sheet reflected cash of $144,668, negative working capital of $1,386,836 and a current ratio of .85:1. At March 31, 1996 the Company reflected cash of $75,573, working capital of $1,792,042 and a current ratio of 1.3:1. Management attributes these decreases to the approximate $3,600,000 net loss incurred during the fiscal year ended March 31, 1997.

                  For the year ended March 31, 1997, the Companies used cash of $2,945,000 for operations as compared to cash used for operations of $1,850,000 for the prior year. The decreased use of cash was primarily a result of a reduction in inventories of $1,149,190 for the year ended March 31, 1997 as compared to the year ended March 31, 1996. Cash used for investing purposes for the year ended March 31, 1997 aggregated $1,024,000 as compared to $457,000 for the prior year and this was primarily for the purchase of property and equipment for both years. Cash generated from financing activities for the year ended March 31, 1997 was $4,037,549 as compared to $1,975,000 for the prior year.

                  For the years ended March 31, 1997 and 1996, Playco reflected net losses of approximately $3,600,000 and $3,500,000, respectively, which amounts include the minority shareholders pro rata share.

                  In November 1995, Europe American Capital corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit to Playco for financing purposes in connection with a bank line of credit agreement. In connection therewith, Playco granted an option to purchase 350,000 shares of common stock. Playco estimated the value of the option to be $224,000 and recorded such amount as additional paid-in capital. For the years ended March 31, 1997 and March 31, 1996, amortization of the value of the option aggregated $97,740 and $44,800, respectively and is included in interest expense. The unamortized value of the option at March 31, 1997 and March 31, 1996 was $81,640 and $179,200 at March 31,
         1996, and is included in other assets. The exercise period expired April 16, 1996 and no options had been exercised.

               On February 7, 1996, Playco obtained alternative financing and the entire balance due under the bank line of credit was repaid and the agreement was terminated. The letter of credit was transferred as collateral under the new financing agreement.

                  On February 7, 1996, Playco borrowed, under an agreement with a financing company, approximately $2,243,000, which proceeds were used to repay the then outstanding borrowings under the bank line of credit agreement (Note 6). The financing agreement provides for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined (the prime rate at March 31, 1997 was 8.5%). The agreement matures February 1, 1998 and can be renewed for one additional year at the lender's option.

                  The agreement includes a financial covenant requiring Playco to maintain, at all times, adjusted net worth, as defined, of $500,000. At March 31, 1997, Playco was in compliance with this financial covenant.

                  The financing agreement is secured by substantially all assets of Playco, is guaranteed by United Textiles and collateralized by a $2,000,000 letter of credit provided by EACC. In connection with the letter of credit provided by EACC, Playco granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of Playco's common stock at a purchase price of 25% of the closing bid price for Playco's common stock on the last business day prior to exercise, for a period of six months commencing February 7, 1996, such option having expired, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of Playco's Series E preferred stock at a purchase price of $1.00 per share during the period from May 9, 1996 through January 30, 1998. Playco's estimated value of the option described in (i) above is insignificant to the accompanying financial statements. Playco estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in capital. For the years ended March 31, 1997 and 1996, amortization of the value of the option aggregated $117,000 and $19,500, respectively, and is included in interest expense. The unamortized value of the option aggregates $97,500 at March 31, 1997 and $214,500 at March 31, 1996, is included in other assets

                  In March 1997, the agreement was amended during the year to allow Playco to execute a Note payable to the stockholder of Toys International Inc. for $265,000. The financing company continues to hold a senior interest in the assets of Playco. In addition, United Textiles was substituted for American Toys as the guarantor due to the spin-off of the Playco ownership. Further, the agreement was amended to increase the borrowing ratios on inventory and increase special loan advances provided EACC issue an additional letter of credit in the amount of $1,000,000 which was provided by letters of credit aggregating $3,000,000.

         New Accounting Standards

                  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Companies are in the process of analyzing the impact of this statement and do not believe it will have a material impact on the Companies' financial position or results of operations. The Companies anticipate adopting the provision of this statement for the fiscal year 1998.

                  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Companies will continue to apply the current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1998 financial statements.

         Trends Affecting Liquidity, Capital Resources and Operation

                  Playco's sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the Southern California area. Playco's future financial performance will depend upon continued demand for the toys and hobby items by individuals in Southern California, general economic conditions within such geographic market area. Playco's ability to choose locations for new stores, Playco's ability to purchase products at favorable prices in favorable items as well as increased competition and changes in consumer preferences.

                  The toy and hobby retail industry currently faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation and domination. The domination of the retail toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States, including the Southern California market. There can be no assurance that Playco's business strategy will enable it to compete effectively in the retail toy industry.


                  Management knows of no other trends reasonably expected to have a material impact upon Playco's operations or liquidity in the foreseeable future. Playco's operating history has been characterized by narrow profit margins and, accordingly, Playco's earnings will depend significantly on its ability to purchase its product on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. Playco's prices are, in part, based on market surveys of its competitors' prices, primarily those of Toy R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in Playco reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on Playco's results of operations. There can be no assurance that Playco will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

                  Immediately after the Christmas season, Playco begins purchasing inventory, which has been depleted as a result. Thus, although significant reductions in accounts payable are made in
         January, accounts payable and inventory levels are expected to immediately increase as a result of new inventory purchases

         Inflation and Seasonality

                  During the past few years inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices could adversely affect Playco's operations.

                  Playco's toy business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. United Textiles' business is not seasonal with women's apparel being sold throughout the year.

         Subsequent Events

                  TERMINATION OF WAREHOUSE LEASE:

                  In April 1997. Playco negotiated a settlement with a landlord for an excess warehouse facility, whereby Playco was released from the lease obligation for a settlement of $60,000. This early lease termination will result in annual savings of approximately $235,000 based on the original scheduled lease term through 2000.

                  b.  ADDITIONAL FINANCING:

                  On various dates subsequent to March 31, 1997, an additional 700,000 shares of Playco's Series E Preferred Stock were issued for $700,000.

                  Additionally, the individual, beneficial, majority stockholder of United Textiles has represented his intent and ability to provide additional working capital to Playco, should such be necessary, through September 1998.

ITEM 7.           FINANCIAL STATEMENTS

                  See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 14, 1997, the Company and Lazar, Levine & Company LLP mutually agreed that Lazar, Levine & Company LLP would no longer be the Company's auditors. The resignation of Lazar, Levine & Company LLP was not due to any discrepancies or disagreements between the Company and Lazar, Levine & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as there were no such discrepancies or disagreements.

         There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two fiscal years ended March 31, 1996 and 1995 through the date of resignation, May 14, 1997. The Company's Board of Directors approved the acceptance of the accountant's resignation.

         On July 1, 1997, the Company's Board of Directors authorized the Company's Executive Officers to engage Jerome Rosenberg, CPA, P.C. as the Company's new auditing firm for the year ending March 31, 1997. Prior to engaging Jerome Rosenberg, CPA, P.C. such accounting firm was not consulted on any matters relative to the application of accounting principles on specified transactions or in any matter that was the subject of a disagreement with the prior accountants.


                                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

         The executive Officers and Directors of the Company are as follows:

         NAME                                        AGE      POSITION

         Ilan Arbel                                  42       Chief Executive Officer,
                                                              President, and Director

         Sheikhar Boodram                            34       Vice President and Director

         Allean Goode                                62       Secretary, Treasurer, and
                                                              Director

         Rivka Arbel                                 43       Director


         All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any Officers or Directors of the Company, except that Rivka Arbel is the sister-in-law of Ilan Arbel.

     Ilan Arbel has been President, Chief Executive Officer, and a Director of the Company since 1991. Mr. Arbel was the President, Chief Executive Officer, and a Director of American Toys from its inception in February 1993 until July 1996. American Toys is a research and development company specializing in wireless communications. In May 1993, Mr. Arbel became a Director of Playco, and from June 1994 until his resignation in April 1997, he was Chairman of the Board of Playco. Since August 1995, Mr. Arbel has been a

     Director of Multimedia Concepts International, Inc. Since 1989, he has been the sole Officer and Director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is also the sole Officer and Director of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has B.A. degrees in Economics, Business, and Finance.

     Sheikhar Boodram has been the Vice President and a Director of the Company since September 1992. Prior thereto, from October 1991 until September 1992, he was employed by the Company as Production Manager, performing most of the functions which he presently performs as Vice President. Mr. Boodram is responsible for the design and the coordination of the manufacturing of the Company's garments. Mr. Boodram has been a Director of Playco since February 1996. Since June 1995, he has been the President and Secretary of Multimedia Concepts International, Inc. Mr. Boodram was a Director of American Toys from May 1993 to July 1996. Mr. Boodram is the sole Officer and Director of American Eagle Industries Corp. and Match II, Inc., which companies engage in the manufacture of women's clothing. From 1979 until October 1991, Mr. Boodram was the production manager for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments which ceased operations in 1991.

         Allean Goode has been Secretary, Treasurer, and a Director of the Company since September 1992. She was Assistant Secretary of Playco from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for the Company. Ms. Goode was Secretary, Treasurer, and a Director of American Toys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as Office Manager and Bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

     Rivka Arbel has been a Director of the Company since September 29, 1992. From 1986 to present, Ms. Arbel has been President and a Director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms. Arbel is the sister-in-law of Ilan Arbel, the Company's President and Chief Executive Officer.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's Officers, Directors, and greater than ten percent shareholders, during fiscal 1997, the Company has been informed that all Officers, Directors, or greater than ten percent shareholders have stated that they have filed such reports as are required pursuant to Section 16(a) during the 1996 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, or paid by the Company during the years ended March 31, 1997, 1996, and 1995 to each of the named Executive Officers of the Company.

                           Summary Compensation Table

                               Annual Compensation

(a)                                                  (b)              (c)               (d)                  (e)
      Name and Principal                                                                                     Other Annual
         Position                                    Year              Salary($)        Bonus($)(1)          Compensation($)

      Ilan Arbel(2)(3)                               1997                  -                -                -
        Chief Executive Officer                      1996                  -                -                -
        of the Company                               1995                  -                -                -


     (1) No bonuses were paid during the periods herein stated.

     (2) Mr. Arbel became the Chief Executive Officer of the Company in February 1991. Mr. Arbel does not receive any compensation from the Company for being an Officer or Director.

     (3) In June 1995, pursuant to the terms of an agreement, the Company granted Mr. Arbel an option to purchase 150,000 shares of Common Stock at an exercise price of $2.00. These options were exercised, and the shares purchased were sold pursuant to an S-8 Registration Statement. See "Employment Agreements" and "Certain Relationships and Related Transactions."

Employment Agreements

         In May 1996, the Company entered into five year employment agreements with each of Mr. Arbel and Rivka Arbel. Pursuant to such agreements, Mr. Arbel and Ms. Arbel were granted options to purchase an aggregate of 3,000,000 shares and 400,000 shares, respectively, of the Company's Common Stock at a purchase price equal to the average bid price for the Company's Common Stock as reported on the Nasdaq SmallCap Stock Market, for a period of ninety days ending five days prior to exercise. See "Executive Compensation."

1992 Stock Option Plan

         During 1992, the Company adopted the Company's 1992 Stock Option Plan ("the Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 15,000 shares of Common Stock may be granted from time to time to key employees, Officers, Directors, advisors, and independent consultants to the Company and its subsidiaries. As of the date hereof, options to purchase an aggregate of 7,000 shares of Common Stock have been granted under the Plan.

         The Board of Directors is charged with administration of the Plan. The Board is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information at August 5, 1997, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each Director; (iii) and by all Officers and Directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address                    Amount and Number
of Beneficial Owner                 of Beneficial Owner                Percentage of Outstanding

Ilan Arbel (1),(2)                                   0                          __
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Allean Goode                                         0                          __
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Sheikhar Boodram                                     0                          __
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Rivka Arbel                                          0                          __
c/o Mister Jay Fashions
International, Inc.
448 West 16th Street
New York, NY 10011

Europe American (1)
Capital Foundation                                   420,000                    4.2%
Box 47
Tortola British Virgin Islands

Officers and Directors
  as a Group                                         0                          __
  (4 persons)

(footnotes from previous page)

* Less than 1%.

     (1) Represents shares beneficially owned by the Arbel family. See "Certain Relationships and Related Transactions."

     (2) Does not include shares underlying options granted on June 19, 1995. Pursuant to the terms of a compensation agreement dated June 10, 1995, the Company granted Ilan Arbel an option to purchase 350,000 shares of Common Stock at an exercise price of $2.00. The number of stock options granted to Ilan Arbel reflects a revision of the compensation agreement. The earlier version of the compensation agreement provided that the Board of Directors would grant an option to purchase 150,000 shares, exercisable at $2.00 per share, to Ilan Arbel. 150,000 shares were issued on June 26, 1995 upon the exercise of such option. In September 1995, Ilan Arbel exercised his option and purchased an additional 100,000 shares. The shares purchased were sold pursuant to an Registration Statement on form S-8 filed by the Company on June 21, 1995 and as amended on August 14, 1995. Does not include an aggregate of 3,000,000 shares purchased pursuant to the exercise of options granted in January 1996 and June 1996, which were exercised and the shares purchased thereunder resold pursuant to an S-8 registration statement. See "Certain Relationships and Related Transactions."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 19, 1995, pursuant to a compensation agreement dated June 10, 1995, the Company's board of Directors granted 150,000 and 100,000 stock options (does not reflect reverse stock split in March 1997) exercisable at $2.00 per share, to Mr. Arbel and Rivka Arbel, respectively. These options were exercised, and the shares of Common Stock issued thereby were sold pursuant to a Form S-8 registration statement, filed by the Company, registering the sale of such shares.

         On September 29, 1995, the Company exercised its Special Warrant and purchased 275,000 shares of American Toys common stock at $2.00 per share. As a result, the Company retained approximately 50.1% of the outstanding shares of common stock of American Toys. This Special Warrant has expired and the Company is no longer the majority stockholder of American Toys.

         On June 1, 1996 American Toys entered into a five year employment agreement with Mr. Arbel. Pursuant to the terms of the employment agreement, Mr. Arbel received options to purchase 1,000,000 shares at $1.00 and 2,250,000 shares at $1.33 exercisable until December 31, 1996. In June 1996, Mr. Arbel exercised his option to purchase 1,000,000 shares of common stock at $1.00 per share pursuant to the terms of the Labyrinth Agreement. Mr. Arbel exercised an option to purchase an additional 750,000 shares at $1.33 in August 1996. American Toys registered the shares underlying the options in a registration statement, thus, there are no restrictions pursuant to a lock up agreement on any shares issued pursuant to the exercise of such options.

         In June 1996, American Toys, pursuant to the consent of its majority shareholder, at which time was the Company, authorized the spin-off of the shares of Playco's common stock owned by American Toys to the shareholders of American Toys. Additionally, American Toys authorized the conversion of its share of Series D Preferred Stock into 1,157,028 shares of Playco's common stock based upon the average closing bid price ($1.21) of Playco's shares for the period from March 1, 1996 to May 31, 1996. Playco amended its Certificate of Incorporation to reflect the conversion provisions referenced herein.

         In July 1996, the Company authorized the cancellation of an American Toys stock certificate for 275,000 shares in exchange for American Toys' cancellation of a $550,000 promissory note issued by the Company to American Toys.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) See annexed financial statements

     (b) During the last quarter of the period covered by this report, the Company filed a Form 8- K, dated March 25, 1997, in which it reported the results of the Company's annual meeting of March 3, 1997. The Company also filed a Form 8-K and a Form 8-K/A, both dated May 14, 1997, in which it reported the termination of Lazar Levine & Company LLP s its certifying accountants. The Company filed a third Form 8-K, dated July 21, 1997, in which it reported the retention of Jerome Rosenberg, CPA, P.C. as its certifying accountant.

     (c) The following exhibits (except those marked with an "*," which are filed herewith) were filed with the Commission with the Company's registration statement on form SB-2, File No. 33- 55548-NY. Pursuant to 17 C.F.R. ss.230.411, all exhibits previously filed are incorporated by reference herein.

3.1               -        Certificate of Incorporation of the Company filed
                           March 19, 1991.
3.2               -        Amendment to Certificate of Incorporation of the Company, filed in December, 1992.
3.3               -        By-Laws of the Company.
3.5               -        Amended and Restated Certificate of Incorporation of Play
                           Co. Toys, filed on June 15, 1994.
3.6               -        By-Laws of Playco.
3.9*              -        Certificate of Amendment to Certificate of Incorporation of
                           the Company, filed in March 1997
4.1               -        Specimen Common Stock Certificate.
4.2               -        Specimen Warrant Certificate.
10.1              -        The Company Incentive Stock Option Plan.
10.2              -        Sublease at 448 West 16th Street, New York, New York
10.3              -        Lease for 1400 Broadway, New York, New York
10.12                  -   Stock Purchase Agreement between Playco and American
                           Toys
10.14                  -   Non-Competition Agreement between Playco and Rich
                           Brady
10.16             -        Lease Agreement for Store-Escondido
10.17             -        Lease Agreement for Store-Convoy
10.18             -        Lease Agreement for Store-Oceanside
10.19             -        Lease Agreement for Store-El Toro
10.20             -        Lease Agreement for Store-Chula Vista
10.21             -        Lease Agreement for Store-El Cajon



10.22             -        Lease Agreement for Store-Ontario
10.23             -        Lease Agreement for Store-Simi Valley
10.24             -        Lease Agreement for Store-Encinitas
10.25             -        Lease Agreement for Store-San Dimas
10.26             -        Lease Agreement for Store-Anaheim
10.27             -        Lease Agreement for Store-Rialto
10.28             -        Lease Agreement for Store-Redlands
10.29             -        Lease Agreement for Store-Rancho Cucamonga
10.30             -        Lease Agreement for Store-Woodland Hills
10.31             -        Lease Agreement for Warehouse-Executive Offices
10.32             -        Lease Agreement for Store-Pasadena
10.36             -        Lease Agreement for Store-Lakewood
10.37             -        Lease Agreement for Store-Corona Plaza
10.41             -        Extension of Warehouse Lease
10.57             -        Direct delivery Purchase Agreement between Playco and Camp
                           Pendleton
10.58             -        Director delivery Purchase Agreement between Playco and
                           MCRD, San Diego.
10.59             -        Waiver of Playco's right to call shares of Messrs. Brady and
                           Davidson.
10.60             -        Lease extension - El Toro Store
10.65             -        Compensation agreement between the Company, Ilan Arbel
                           and Rivka Arbel.
16.01             -        Letter on change in certifying accountant (filed as an exhibit to Form
                           8-K/A, dated May 14, 1997 and incorporated herein by reference)
16.02             -        Letter on change in certifying accountant (filed as an exhibit to Form
                           8-K, dated July 21, 1997 and incorporated herein by reference)
27.01*            -        Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of August, 1997.


                                                    United Textiles & Toys Corp.


                                                              By: /s/ Ilan Arbel
                                                          Ilan Arbel, President,
                                           Chief Executive Officer, and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



/s/ Ilan Arbel                                       Chief Executive Officer,                             8/20/97
Ilan Arbel                                           President, and Director                              Date


/s/ Allean Goode                                     Secretary, Treasurer, and                            8/20/97
Allean Goode                                         Director                                             Date


/s/ Sheikhar Boodram                                 Vice President and Director                          8/20/97
Sheikhar Boodram                                                                                          Date


/s/ Rivka Arbel                                      Director                                             8/20/97
Rivka Arbel                                                                                               Date


                 - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS -


                                                                            Page(s)
Financial Statements:

Independent Auditor's Report, for the Year Ended March 31, 1997 ........    F-2

Independent Auditor's Report, for the Year Ended March 31. 1996 ........    F-3

Consolidated Balance Sheets as of March 31, 1997 and 1996 ..............    F-4

Consolidated Statements of Operations for the Years Ended March 31,
     1997 and 1996 .....................................................    F-6

Consolidated Statement of Changes in Shareholders' Equity for the Two
     Years in the Period Ended March 31, 1997 ..........................    F-7

Consolidated Statements of Cash Flows for the Years Ended March 31,
     1997 and 1996 .....................................................    F-8

Notes to Consolidated Financial Statements .............................    F-10


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
United Textiles & Toys Corp.
New York, New York

We have audited the consolidated balance sheet of United Textiles & Toys Corp. and subsidiaries as of March 31, 1997 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Playco Toys & Entertainment Corp., a 59.3% owned subsidiary which statements reflect total assets of $9,378,618 and $9,213,104 as of March 31, 1997 and 1996, respectively and total revenues of $19,624,276 and $21,230,853 for the years ended March 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Playco Toys & Entertainment Corp. is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Textiles & Toys Corp. and subsidiaries as of March 31, 1997 and the results of its operations and its cash flow for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

The financial statements for the year ended March 31, 1996 and March 31, 1995 were audited by other accountants whose report dated June 18, 1996, expressed an unqualified opinion on those statements.




JEROME ROSENBERG CPA, P.C.

Syosset, New York
August 14, 1997

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
United Textiles & Toys Corp.
  formerly Mister Jay Fashions International, Inc.
New York, New York



We have audited the consolidated balance sheet of Mister Jay Fashions International, Inc. and subsidiaries as of March 31, 1996 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of American Toys, Inc., a 50.06% owned subsidiary, and its subsidiary (Play Co. Toys, Inc.), which statements reflect total assets of $9,320,749 as of March 31, 1996 and total revenues of $21,230,853 for the year ended March 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for American Toys, Inc. and subsidiary, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mister Jay Fashions International, Inc. and subsidiaries as of March 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



LAZAR, LEVINE & COMPANY LLP

New York, New York
August 20, 1997

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     March 31,     March 31,
                                                                     1997          1996


CURRENT ASSETS:
  Cash and cash equivalents ......................................   $   144,668   $    75,573
  Accounts receivable - net of allowances for doubtful accounts of
    $32,013 for 1997 and 1996, respectively ......................       181,420       313,068
  Inventories (Notes 2f and 7) ...................................     7,124,035     8,273,225
  Prepaid expenses and other current assets ......................       252,901       338,844
  Loans and advances - officer (Note 4) ..........................       123,600        88,105

TOTAL CURRENT ASSETS .............................................     7,826,624     9,088,815

PROPERTY AND EQUIPMENT - NET (Notes 2g, 5) .......................     2,478,706     1,866,169

OTHER ASSETS:
  Security deposits ..............................................         7,220        64,504
  Deferred financing costs (Notes 2h, 6 and 7) ...................       324,797       393,700
  Costs in excess of net assets acquired .........................          --           6,542

                                                                         332,017       464,746

TOTAL ASSETS .....................................................   $10,637,347   $11,419,730


     The independent auditors' report and accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,       March 31,
                                                                         1997            1996

CURRENT LIABILITIES:
  Borrowings under financing agreement (Note 7) ......................   $  4,438,875    $  3,403,025
  Accounts Payable ...................................................      3,318,472       2,926,827
  Accrued expenses and other current liabilities (Note 10) ...........        510,447         548,360
  Due to affiliates (Note 11) ........................................        804,000         418,561
  Current portion of notes payable (Note 9) ..........................        141,666            --
TOTAL CURRENT LIABILITIES ............................................      9,213,460       7,296,773


LONG-TERM LIABILITES:
  Notes payable, net of current portion (Note 9) .....................        100,000            --
  Deferred rent liability ............................................        126,925         197,935
                                                                              226,925         197,935


MINORITY INTERESTS IN SUBSIDIARIES (Note 14): ........................      2,007,180       2,501,653


COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 7, 15, 16, and 18)


SHAREHOLDERS' EQUITY (Note 15):
  Common stock, $.01 par value, 10,000,000 shares authorized: and
    9,788,050 and 2,188,050 shares issued and outstanding for 1997 and
    1996, respectively ...............................................         97,881          21,881
  Additional paid-in capital .........................................      7,048,950       5,709,930
  Common stock subscribed ............................................        150,000         150,000
  Retained earnings (deficit) ........................................     (8,107,049)     (4,458,442)
                                                                             (810,218)      1,423,369

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $ 10,637,347    $ 11,419,730


     The independent auditors' report and accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS

                                                                         For the Year Ended March 31,

                                                                         1997             1996
                                                                         ----             ----

NET SALES (Note 2j): ..................................................   $ 20,613,512    $ 22,492,587

COSTS AND EXPENSES:
  Cost of sales (Note 16c) ............................................     16,030,785      16,774,352
  Operating expenses ..................................................      9,062,876      10,273,167
  Interest and other income ...........................................        (35,513)        (42,605)
  Costs associated with closure of retail stores (Note 12) ............           --           129,577
  Interest expenses ...................................................        663,018         616,848
                                                                            25,721,166      27,751,339


(LOSS) BEFORE MINORITY INTERESTS ......................................     (5,107,654)     (5,258,752)

  Minority interests in net loss of consolidated subsidiaries (Note 14)      1,459,047       2,650,528

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES .....................     (3,648,607)     (2,608,224)

  (Credit) provision for income taxes (Notes 2i and 13) ...............           --              --

(NET LOSS) ............................................................     (3,648,607)   $ (2,608,224)


(LOSS) EARNINGS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE (Note 2l):
  Net loss before minority interest and income tax benefit ............   $       (.60)   $      (2.56)
  Minority interest in net loss .......................................            .17            1.29
  Income tax benefit ..................................................           --              --

  Net loss ............................................................   $       (.43)   $      (1.27)

WEIGHTED AVERAGE NUMBER OF COMMON AND DILUTIVE
  SHARES OUTSTANDING (Note 2l) ........................................      8,402,725       2,052,434


     The independent auditors' report and accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                              Additional      Common                                    Total
                                              Common          Paid-in         Stock             Retained           Shareholders'
                                  Shares      Stock           Capital         Subscribed          Earnings         Equity

Balance at April 1, 1995 ....     1,638,050   $    16,381     4,615,430          --            $(1,850,218)        $ 2,781,593

Shares issued in repayment
  of debt ...................       550,000         5,500     1,094,500          --            --                  1,100,000

Stock subscription received .          --            --            --         150,000          --                  150,000

Net loss for the year ended
  March 31, 1996 ............          --            --            --            --            (2,608,224)         (2,608,224)

Balance at March 31, 1996 ...     2,188,050        21,881     5,709,930       150,000          (4,458,442)         1,423,369

Issuance of shares in lieu of
  compensation (Note 15a) ...     3,400,000        34,000     1,339,020          --            --                  1,373,020

Issuance of shares to
  affiliate  (Note 15c) .....     4,200,000        42,000          --            --            --                  42,000

Net loss for the year ended
  March 31, 1997 ............          --            --            --            --           (3,648,607)          (3,648,607)

Balance at March 31, 1997 ...     9,788,050   $    97,881   $ 7,048,950       $150,000        $(8,107,049)         $  (810,218)

     The independent auditors' report and accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS


                                                                            For the Year Ended
                                                                                March 31
                                                                          1997           1996
                                                                          ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ..........................................................   $(3,648,607)   $(2,608,224)
  Adjustments to reconcile net (loss) to net cash (used for ) operating activities:
      Depreciation and amortization ...................................       451,120        493,910
      Minority interest in net loss of subsidiaries ...................    (1,459,047)    (2.650,528)
      Allowance for doubtful accounts .................................          --            2,680
      Deferred rent ...................................................       (71,010)        57,717
      Compensatory stock and options issued by subsidiaries ...........          --          267,401
  Change in assets and liabilities:
      Decrease (increase) in accounts receivable ......................       131,648        532,658
      Decrease (increase) in merchandise inventories ..................     1,149,190      2,357,713
      Decrease in prepaid expenses and other current assets ...........        85,943        122,887
      Decrease in deposits ............................................        57,284         33,388
      (Decrease) increase in accounts payable .........................       391,645       (439,287)
      (Decrease) in accrued expenses ..................................       (32,913)       (20,115)
        Net cash (used for) operating activities ......................    (2,944,747)    (1,849,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets ............................................      (988,212)      (340,311)
  Loans (made to) officer .............................................       (35,495)      (116,674)
        Net cash (used for) investing activities ......................    (1,023,707)      (456,985)

     The independent auditors' report and accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS


                                                              For the Year Ended March 31,
                                                                 1997           1996


CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes Payable ..........................................   $   241,666   $      --
  Net borrowings (repayments) under line of credit .......          --      (2,374,491)
  Net borrowings under financing agreement ...............     1,035,850     3,403,026
  Loans and advances from affiliates .....................       385,439        66,676
  Payments of long-term debt and capital lease obligations          --         (42,045)
  Proceeds from sale of common stock .....................          --         150,000
  Increase in minority interest in subsidiaries ..........     2,374,594       772,150
                                                               4,037,549     1,975,316

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS ............................................        69,095      (331,469)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........        75,573       407,042

CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $   144,668   $    75,573



SUPPLEMENTAL DEISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid ........................................   $   663,018   $   533,058
    Taxes paid ...........................................          --          15,821

     The independent auditors' report and accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -                 DESCRIPTION OF COMPANY:

                  United  Textiles  &  Toys  Corp.  (the  "Company"  or  "United
                  Textiles") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company designs, manufactures and markets a variety of lower priced women's dresses, gowns and separates for special occasions and formal events. The Company's products are sold primarily in retail clothing and department stores throughout the United States.

                  Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys," now known as U.S.
                  Wireless Corporation.). Since American Toys was then the majority shareholder of Playco Toys & Entertainment Corp. ("Playco"), the Company indirectly held the majority of Playco shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys, to spin-off ("the Spin-off Distribution") the Playco common stock owned by American Toys to American Toys' stockholders. The Spin-off Distribution was effected in August 1996.

                  The Company owned 7,258,742 shares (or 2,419,581 shares after Playco's 3-1 reverse split), or 59.3%, of the Playco common stock outstanding including 578,742 shares of Playco common stock issued to the Company in August 1996 as a result of the Spin-off Distribution.

NOTE  2  -                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  a.  PRINCIPLES OF CONSOLIDATION:

                  The consolidated financial statements include the accounts of United Textiles, and Playco All material inter-company balances and transactions have been eliminated in consolidation.

                  b.  USE OF ESTIMATES:

                  In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any to have a material effect on

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  the financial statements.

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

                  FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  The carrying  value of the  Company's  financial  instruments,
                  consisting  of  accounts  receivable,   accounts  payable  and
                  borrowings approximate their fair value.

                  CASH AND CASH EQUIVALENTS:

                  For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be equivalents.

                  INVENTORIES:

                  Inventories  are  stated  at  the  lower  of  cost  (first-in, first-out (FIFO) method) or market. Finished goods and work-in-process of United Textiles are valued at average cost of production which includes material, labor and manufacturing expenses. At March 31, 1997 and March 31, 1996, inventories consisted of the following:

                              1997           1996
                              ----           ----
United Textiles
    Raw Materials .......   $  154,407   $  696,526
    Work-in-process .....       57,022      132,107
    Finished goods ......      819,676    1,185,508
                             1,031,105    2,014,141
Playco
  Merchandise inventories    6,092,930    6,259,084

Total ...................   $7,124,035   $8,273,225

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  g.  FIXED ASSETS AND DEPRECIATION:

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

                  DEFERRED FINANCING COSTS:

                  Deferred financing costs are associated with notes payable (see Notes 6 and 7). Such costs will be amortized on a straight-line basis over the life of the financing agreement which expires on January 30, 1998.

                  i.  INCOME TAXES:

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See also Note 13.

                  j.  REVENUE RECOGNITION:

                  United Textiles recognizes revenues when finished goods are shipped to customers. Playco, a retailer of toys, reflects revenues at the time of sale of said toys.

                  k.   STORE OPENING AND CLOSING COSTS:

                  Costs incurred by Playco to open a new retail location such as advertising, training expenses and salaries of newly hired employees are expensed as incurred and improvements to leased facilities are capitalized. Upon closing a retail location, the cost to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the remaining balance of any abandoned leasehold improvements are expensed. If significant, the remaining payments are due under lease agreements are discounted to present value and recorded as an expense and a liability to the extent such are not offset by rental income generated through existing subleases of the property.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  l.  NEW  ACCOUNTING PRONOUNCEMENTS:

               In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earning Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic " EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus any dilutive potential common stock had been issued. The issuance of antidilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for period ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1998

               m. ACCOUNTING CHANGES:

                  As permitted by SFAS 123, Accounting for Stock-Based Compensation, which becomes effective for the Company as of April 1, 1996, and which encourages companies to record expense for stock options and other stock-based employee compensation awards based on their fair value at date of grant, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1997 financial statements.

                  n.  IMPAIRMENT OF LONG-LIVED ASSETS:

                  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 effective April 1, 1996. There was no impact of such adoption on the Company's financial condition and results of operations.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3   -       WORKING CAPITAL GUARANTEE OF MAJORITY
                  SHAREHOLDER:

                  For the years ended March 31, 1997 and 1996, the Company's Playco subsidiary reflected net losses of approximately $3,584,881 and $3,542,715, respectively, which amounts include the minority shareholders pro-rata share. The Company has also reflected substantial losses.

                  The individual, beneficial, majority shareholder of the Company has represented his intent and ability to provide additional working capital to the Company and its subsidiaries, should such be necessary, through at least September 30, 1997.

NOTE  4  -        LOANS AND ADVANCES - OFFICER:

                  As of March 31, 1997 and 1996, loans and advances - officer, aggregating $123,600 and $88,105, respectively, consisted of funds advanced by the Company to an officer, bearing interest at a rate approximately the prime lending rate.

NOTE  5  -        FIXED ASSETS:

                  As of March 31, 1997 and 1996, fixed assets consisted of the following:


                                        1997           1996
                                        ----           ----

Furniture, fixtures and equipment    $3,269,313   $2,956,773
Leasehold improvements ...........    1,220,246      542,785
Computerized inventory management
  system .........................      468,210      484,074
Signs ............................      280,034      265,959
Vehicles .........................      104,912      104,912
                                      5,342,715    4,354,503
Less: accumulated depreciation and
  amortization ...................    2,864,009    2,488,334
                                     $2,478,706   $1,866,169



NOTE   6  -                BANK LINE OF CREDIT:

                    In November 1995, Europe American Capital corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit to Playco for financing purposes in

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  connection with a bank line of credit agreement. In connection therewith, Playco granted an option to purchase 350,000 shares of common stock. Playco estimated the value of the option to be $224,000 and recorded such amount as additional paid-in capital. For the years ended March 31, 1997 and March 31, 1996, amortization of the value of the option aggregated $97,740 and $44,800, respectively and is included in interest expense. The unamortized value of the option at March 31, 1997 and March 31, 1996 was $81,640 and $179,200 at March 31, 1996,
                  and is included in other assets. The exercise period expired April 16, 1996 and no options had been exercised.

                  On February 7, 1996, Playco obtained alternative financing and the entire balance due under the bank line of credit was repaid and the agreement was terminated. The letter of credit was transferred as collateral under the new financing agreement (Note 7).

NOTE  7  -        FINANCING AGREEMENT:

                  On February 7, 1996, Playco borrowed, under an agreement with a financing company, approximately $2,243,000, which proceeds were used to repay the then outstanding borrowings under the bank line of credit agreement (Note 6). The financing agreement provides for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined (the prime rate at March 31, 1997 was 8.5%). The agreement matures February 1, 1998 and can be renewed for one additional year at the lender's option.

                  The agreement includes a financial covenant requiring Playco to maintain, at all times, adjusted net worth, as defined, of $500,000. At March 31, 1997, Playco was in compliance with this financial covenant.

                  The financing agreement is secured by substantially all assets of Playco, is guaranteed by United Textiles and collateralized by a $2,000,000 letter of credit provided by EACC. In connection with the letter of credit provided by EACC, Playco granted to EACC (i) an option to purchase up to an aggregate of 1,250,000 shares of Playco's common stock at a purchase price of 25% of the closing bid price for Playco's common stock on the last business day prior to exercise, for a period of six months commencing February 7, 1996, such option having expired, and (ii) an option to purchase up to an aggregate of 20,000,000 shares of Playco's Series E preferred stock at a purchase price of $1.00 per share during the period from May 9, 1996 through January 30, 1998. Playco's estimated value of the option described in (i) above is insignificant to the accompanying financial

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  statements. Playco estimated the value of the option described in (ii) above to be $234,000 and recorded such amount as additional paid-in capital. For the years ended March 31, 1997 and 1996, amortization of the value of the option aggregated $117,000 and $19,500, respectively, and is included in interest expense. The unamortized value of the option aggregates $97,500 at March 31, 1997 and $214,500 at March 31, 1996, is included in other assets.

                  In Mach 1997, the agreement was amended during the year to allow Playco to execute a Note payable to the stockholder of Toys International Inc. for $265,000 (Notes 8 and 9). The financing company continues to hold a senior interest in the assets of Playco In addition, United Textiles was substituted for American Toys as the guarantor due to the spin-off of the Playco ownership. Further, the agreement was amended to increase the borrowing ratios on inventory and increase special loan advances provided EACC issue an additional letter of credit in the amount of $1,000,000 which was provided by letters of credit aggregating $3,000,000.

NOTE  8  -        ASSET PURCHASE AGREEMENT:

                  On January 16, 1997 the board of directors of Playco approved the purchase of the assets and assumption of certain existing liabilities of Toys International. Toys International is a high-end retailer of toys which operated three mall locations in Southern California. As part of the purchase agreement, Playco obtained the rights to the Toys International and Tutti Animali operating name trademarks and also assumed the existing leases at the three locations. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was paid in the form of a cash payment of $759,184 in January 1997 and the execution of two promissory Notes aggregating $265,000 (Note 9).

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -        NOTES PAYABLE:

                                                                        March 31,
                                                                        1997                         1996
                                                                        ----                         ----
Note  payable  to  stockholder  of  Toys  International,  non-interest  bearing, guaranteed by United Textiles, payable in five
installments
  ranging from $11,667 to $15,000 through
  maturity, on June 16, 1997.  Note is
  subordinate to the financing agreement with a
  financial institution (Note 7).                                          $      41,666              $ -

Note  payable  to  stockholder  of  Toys  International   non-interest  bearing,
  guaranteed by United  Textiles,  payable in quarterly  installments of $25,000 through  maturity,  on January 16, 1999.  Note is subordinate to the financing agreement with a financial
  institution (Note 7).                                                          200,000               -

            Total long-term debt                                                 241,666               -

            Less current portion                                               (141,666)               -

            Long-term debt                                               $       100,000              $ -


                  Future obligations under these promissory Notes as of March 31, 1997 are as follows:

          Year
          March 31,           Amount

          1998                $141,666
          1999                100,000
                              $241,666

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  10  -                ACCRUED EXPENSES:

                  At March 31, 1997 and 1996 accrued expenses and other current liabilities consisted of the following:

                                        1997           1996
                                        ----           ----

Wages, bonuses and employee benefits   $161,118   $123,642
Sales, payroll and occupancy taxes .    221,164    112,069
Interest costs .....................     84,206     19,803
Other costs ........................    103,959    292,846
                                       $510,447   $548,360


NOTE  11 -                 DUE TO AFFILIATES:

                  As of March 31, 1997 due to affiliates consisted of advances from related entities received on an unsecured basis and payable on demand. Interest charges are based on the prime lending rate.

NOTE  12  -                COSTS ASSOCIATED WITH CLOSURE OF RETAIL STORES:

                  During  the year  ended  March 31,  1996,  Playco  permanently closed four of its retail stores which were not meeting the objectives of the Company. The costs associated with the permanent closure of these stores, which included the write-off of leasehold improvements, were accrued as of March 31, 1996. During the year ended March 31, 1996, those stores generated sales of approximately $3,069,000 and operating losses of approximately $309,000 before allocation of certain corporate charges, interest and income taxes.

                  As a result of Playco permanently closing one of its retail locations in June 1995, Playco recorded an expense during the year ended March 31, 1996 of $85,000 as a settlement with the landlord for the early termination of the lease. The settlement required six quarterly installments of $14,167 through August 1, 1997, of which $28,332 was outstanding at March 31, 1997 and is included in accrued expenses and other liabilities in the accompanying balance sheet.

                  In March, April, and May 1997, Playco vacated four locations with the intent of temporarily closing the stores and reopening the locations during the Christmas 1997 peak season. Playco may consider temporarily closing the stores again thereafter. In the meantime, Playco and certain of the landlords are attempting to find suitable sub-tenants to occupy the locations and to assume the lease responsibilities.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  12  -                COSTS ASSOCIATED WITH CLOSURE OF RETAIL STORES:

                  In June 1997, landlords for three of the four locations filed lawsuits against Playco to collect unpaid rent on the stores, which has been accrued to date by the Company; as well as rental obligations due on the balance of the lease terms. Management expects that these suits will ultimately be settled with the landlords without a material effect on the financial statements.

NOTE  13  -                INCOME TAXES:

                  The provision (benefit) for income taxes is comprised of the following:

                                       For the Year Ended
                                        March 31

                                      1997   1996
                                      ----   ----

Current tax expense:
  Federal ........................    --    --
  State and local ................    --    --
                                     ---   ---

Deferred tax expense (benefit):
  Federal ........................    --    --
  State and local ................    --    --
                                     ---   ---

Total income tax (benefit) expense   $--   $--

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  13  -                INCOME TAXES:

                  The tax effects of significant items comprising the Company's deferred tax assets (liabilities) as of March 31, 1997 and 1996 are as follows:

                                        For the Year
                                        Ended
                                        March 31

                                           1997           1996
                                           ----           ----
Inventories                                $224,180       $73,996
AMT tax credits                            23,260         23,260
Accrued expenses                           21,815         17,816
Valuation allowance                        (289,255)      (115,072)

Current portion of deferred tax assets     $ -            $ -

Depreciation ...........................   $  (230,925)   $  (246,185)
Net operating loss carryforwards .......     3,584,820      2,451,855
Deferred rent liability ................        50,945         79,447
Valuation allowance ....................    (3,404,840)    (2,285,117)

Long-term portion of deferred tax assets   $      --      $      --

Net deferred tax assets ................   $      --      $      --

                  The Company and its subsidiary, Playco, each have available net operating loss carryforwards, which expire in years through March 31, 2012.

                  The net operating losses as discussed above may result in deferred tax assets. The Company and its subsidiary have recognized these assets but have provided valuation allowances to reduce the net deferred tax asset since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized. This allowance will be evaluated at the end of each

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  year,   considering   both  positive  and  negative   evidence
                  concerning the realization of the assets, and will be adjusted accordingly.

NOTE  14  -                MINORTIY INTERESTS IN SUBSIDIARIES:

                  The Company owns a majority interest (59.3%) in Playco Toys & Entertainment Corp. The minority interest liability represents the minority shareholders' portion (40.7%) of Playco's equity at March 31, 1997. The minority interest as reflected in the consolidated balance sheet consists of Playco's Series E Preferred Stock only. Due to operating losses of Playco, the minority interest in its common stock has been written down to zero.

NOTE  15 -                 EQUITY TRANSACTIONS:

                    a. In May 1996, the Company entered into employment agreements with two executive officers, whereby such officers were granted options to purchase 3,400,000 shares of the Company's stock in lieu of compensation. As per the agreement, these shares could be purchased for cash, other securities (valued at 50% of the bid price, as defined) or a combination of thereof. During the quarter ended June 30, 1996, such options were exercised and the 3,400,000 shares were acquired by these officers at current market value, which approximated $5,781,000 at the acquisition date. The capitalization of these shares on the books of the Company has been discounted from market value to fair value based upon such factors as dilution, lack of marketability, etc. Payment for these shares was partially accomplished by the transfer of 334,000 shares of Series E convertible preferred stock in Playco (a then subsidiary of Wireless). These preferred shares were convertible to common shares of Playco at a rate of 20 common shares to each preferred share. As of December 31, 1996, the preferred shares were converted into 6,680,000 shares of Playco's common stock. As per the employment agreements, these converted shares were valued at 50% of the average bid price of such securities for a period, as defined of $4,342,000. The balance is reflected as a receivable from the officers, see Note 4. This transaction, together with the spin-off transaction described in (b) below, resulted in Playco becoming a majority owned subsidiary of the Company.

         b. In August 1996, the board of directors of Wireless, pursuant to the consent of the Company, authorized the spin-off of the shares of common stock of Playco owned by Wireless to the Wireless shareholders. The total shares of Playco owned by Wireless as of the spin-off date aggregated 3,705,958 of which the Company received 578,770. These shares, together with the shares of Playco acquired as described in (a) above, resulted in Playco becoming a majority owned subsidiary

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         of  United   Textiles.   The  Company   presently  owns
                    7,258,742   shares  or  59.3%  of  Playco's   common   stock
                    outstanding.

         c. In December 1996, European American Capital Foundation ("EACF"), an affiliate of the Company, acquired 4,200,000 shares of the Company's common stock at the current market price for an aggregate of $1,050,000. Payment for these shares was accomplished through the transfer of 225,000 shares of Series E convertible preferred stock in Playco

NOTE  16 -                 COMMITMENTS AND CONTINGENCIES:

                  a.  1994 STOCK OPTION PLAN:

                  In June 1994, Playco adopted the 1994 Stock Option Plan (the "Plan") which provides for options to purchase an aggregate of not more than 50,000 post-reverse split shares of common stock as may by granted from time to time by Playco's Board of Directors.

                    Concurrent  with the  adoption  of the  Plan,  an  option to purchase 3,334 post-reverse split shares of common stock at $6.30 per shares; as adjusted for the one-for-three reverse split (Note ) was granted to Playco's Secretary/Treasurer. As of March 31, 1997, no options to purchase common stock had been exercised.

                  401(k) EMPLOYEE STOCK OWNERSHIP PLAN

                  In August 1994, Playco adopted a 401(k) Employee Stock Ownership Plan ("the Plan") which covers substantially all employees of Playco. The Plan includes provisions for both an Employee Stock Ownership Plan ("ESOP") and a 401(k) Plan. The ESOP allows only contributions by Playco which can be made annually at the discretion of Playco's Board of Directors. The ESOP is designed to invest primarily in Playco's stock. As of March 31, 1997, there had been no transaction with regard to the ESOP. The 401(k) portion of the Plan is contributed to by the employees of Playco through payroll deductions. Playco makes no matching contributions to this Plan.

                  b.  OPERATING LEASES:

                  Playco leases its retail store properties under non-cancelable operating lease agreements which expire through September 2005 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten-year periods. Certain store leases also require the

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

                  During the years ended March 31, 1997 and 1996, Playco incurred rental expense under all operating leases of $2,681,728 and $2,841,215, respectively. Contingent rent expense was insignificant during the years ended March 31, 1997 and 1996.

                  During the years ended March 31, 1997 and 1996, Playco sub-leased portions of its warehouse building and a portion of one of its retail locations under noncancelable operating leases. Sub-lease income during the years ended March 31, 1997 and 1996 was $134,093 and $93,822 (Note 17).

                  At March 31, 1997 the aggregate  future minimum lease payments
                  (receipts)  due  under  these  noncancelable   leases  are  as
                  follows:

      Year Ending   Operating      Operating
      March 31,     Leases         Sub-leases

      1998          $2,099,491   $  (67,066)
      1999           1,776,806      (65,937)
      2000           1,641,013      (67,153)
      2001           1,014,003         --
      2002             774,325         --
Thereafter           1,968,345         --

Total minimum
lease payments
(receipts)          $ 9,273,983  $ (200,156)

NOTE  16 -                 COMMITMENTS AND CONTINGENCIES:

                  b.  OPERATING LEASES:

                  United Textile sub-leases 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, at an approximate rate of $12,500 per annum. It is at this location that the Company maintains its administrative offices, factory and warehouse. The sub-lease expires on December 31, 1998. Until January 31, 1997, the Company also sub-leased a showroom at 1400 Broadway, New York, New York. In order to reduce expenses, however, the Company chose not to renew the sub-lease when it expired on January 31, 1997.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  c.  DEPENDENCE ON SUPPLIERS:

                  Approximately thirty-one percent (31%) of Playco's inventory purchases are made directly from five (5) manufacturers. Playco typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of Playco's relationship with a major supplier could have a material adverse effect on Playco's business.

                  For the years ended March 31, 1997 and 1996, the Company (United Textiles) purchased approximately 50% of its fabric from one vendor. In addition, two subcontractors accounted for approximately 25% each of labor costs incurred by the Company for sewing and completion of its garments.

                  d.  SEASONALITY:

                  Playco's business (toys) is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. Accordingly, in order for Playco to operate, it must obtain substantial short-term borrowings from lenders and Playco's suppliers during the first three quarters of each fiscal year to purchase inventory and for operating expenditures. Historically, Playco has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers and reduce outstanding borrowings from its lender during the fourth quarter of its fiscal year..

                  e.  JOINT VENTURES:

                  On March 14, 1995, Playco entered into an agreement (the "Agreement") with an individual to form a Limited Liability Company (the "LLC") to engage in the distribution of toy products. Profits, losses and distributions of the LLC were to be allocated pursuant to the above percentage interests. On December 31, 1995, Playco and the individual entered into a termination agreement whereby the Playco withdrew form the LLC. In connection therewith, Playco received am aggregate of $32,000 representing Playco's share of net profits earned by the LLC through December 31, 1995 and return Playco's initial investment in the LLC totaling $800.

                  Playco made purchases from the LLC at five percent above the LLC's cost which aggregated approximately$263,000 during the year ended March 31, 996. Due to termination of this venture in December 31, 1996, such agreement had no impact on Playco's operations for the year ended March 31, 1997.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  17 -                 RELATED PARTY TRANSACTIONS:

                  OFFICE AND WAREHOUSE LEASE:

                  Playco leases an office and warehouse building from a partnership which one of the partners is a officer, stockholder and director of Playco. Rent expense under this lease for the years ended March 31, 1997 and 1996 totaled $227,546 and $227,916, respectively. The lease expires in April 2000.

                  During the years ended March 31, 1997 and 1996, sub-lease rental income included $68,173 and $54,422, from an entity in which stockholders and employees of Playco have an ownership interest.

                  CONSULTING AGREEMENT:

                  During the year ended March 31, 1997 Playco entered into a consulting agreement with the stockholder of Toys International. The term of the agreement commenced on January 16, 1997, expired on April 16, 1997 and called for three monthly payments of $10,000 each. Expenses related to the agreement totaled $6,666 for the year ended March 31, 1997.

NOTE  18 -                 BUSINESS SEGMENT INFORMATION:

                  The Company's operations have been classified into two business segments: Women's apparel and retail toys. The women's apparel segment includes the design, manufacture and sale of women's formal wear. The retail toy segment consists solely of the sale of toys by 17 retail outlets.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  19 -                 SUBSEQUENT EVENTS:

                  TERMINATION OF WAREHOUSE LEASE:

                  In April 1997. Playco negotiated a settlement with a landlord for an excess warehouse facility, whereby Playco was released from the lease obligation for a settlement of $60,000. This early lease termination will result in annual savings of approximately $235,000 based on the original scheduled lease term through 2000.

                  b.  ADDITIONAL FINANCING:

                  On various dates subsequent to March 31, 1997, affiliates of the majority stockholder of United Textiles advanced amounts aggregating $700,000 to Playco
                   Such  advances have been  represented  by the providers to be advances against the future issuance of equity securities, the exact form and number of shares of which is yet to be determined. The providers of such funds have further represented that such advances are not a loan and Playco has no obligation to repay such funds. Additionally, the individual, beneficial, majority stockholder of United Textiles has represented his intent and ability to provide additional working capital to Playco, should such be necessary, through September 1998.

                  CHANGES IN CAPITAL STRUCTURE:

                  On June 10, 1997, Playco mailed a Proxy Statement to its shareholders announcing a special meeting of Playco's stockholders to be held on June 30, 1997. The issues being presented to stockholders' approval would have the following effect on Playco's capital structure. In the Proxy Statement, Playco has informed the stockholders that directors and officers and other principal stockholders owning of record, beneficially, directly and indirectly, an aggregate of approximately 59.9% of the outstanding shares on the record date, have agreed to vote in favor of approval of the proposals.

                    A  one-for-three  reverse  split of Playco's  common  stock.
               Effects of such reverse split have been retroactively adjusted to per share amounts in the financial statements. The elimination of Series E Class I preferred stock. There are no shares of Series E Class I preferred stock outstanding. The elimination of the dividend provisions on the Series E preferred stock.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           4. The reduction of the ration for Series E preferred stock conversion to shares of common stock from 20 to 1 to a ratio of 6 to 1.
                           5. The authorization for the issuance of up to 1,000,000 shares of Playco's Series E Class II preferred stock by Playco for sale in an Initial Public Offering. All of the aforementioned proposals were approved by a majority of Playco's stockholders.