Form 10QSB
period 1997-06-30
UNITED TEXTILES & TOYS INC
filed 1997-09-25
CIK 895092

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                  --------------------------------------------

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number: 0-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact name of registrant as specified in its charter)


Delaware                                          13-3626613
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                 448 West 16th Street, New York, New York 10011
 -------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (212) 675-6666
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [xx] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 978,805 shares outstanding as of June 30, 1997.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.

                                      INDEX

                                                                                                                         Page


PART 1.           Financial Information

   ITEM 1  .......Financial Statements:
                  Consolidated balance sheets as of June 30, 1997 (Unaudited)
                      and September 30, 1996 ..................................................    4

                  Consolidated  statements  of  operations  (Unaudited)  for the three months  ended June 30, 1997 and June 30, 1996,  and
                      for the nine months ended
                      ended June 30, 1997 and June 30, 1996 ...................................    6

                  Consolidated statements of cash flows for the nine months ended June 30, 1997
                      and June 30, 1996 .......................................................    7

                  Notes to consolidated financial statements ..................................    9


   ITEM 2  ......Management's discussion and analysis of financial condition
                      and results of operations ...............................................   10

     PART 2 Other Information



         Signatures ...........................................................................   14


PART I - Financial Information

ITEM 1.   Financial Statements and Supplementary Data

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


                                                                      June 30,                March 31,
                                                                      1997                     1997


CURRENT ASSETS:
  Cash and cash equivalents ......................................   $   152,725   $   144,668
  Accounts receivable - net of allowances for doubtful accounts of
    $32,013 for June 30, and March 31, 1997, respectively ........       168,661       181,420
  Inventories ....................................................     7,397,533     7,124,035
  Prepaid expenses and other current assets ......................       179,051       252,901
  Loans and advances - officer ...................................        87,303       123,600

TOTAL CURRENT ASSETS .............................................     7,985,273     7,826,624

PROPERTY AND EQUIPMENT - NET .....................................     2,403,881     2,478,706

OTHER ASSETS:
  Security deposits ..............................................         7,220         7,220
  Deferred financing costs .......................................       260,564       324,797

                                                                         267,784       332,017

TOTAL ASSETS .....................................................   $10,656,938   $10,637,347

         The accompanying notes are an integral part of the consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30,      March 31,
                                                                           1997          1997

CURRENT LIABILITIES:
  Borrowings under financing agreement ...............................   $  4,826,063    $  4,438,875
  Accounts Payable ...................................................      3,477,741       3,318,472
  Accrued expenses and other current liabilities .....................        362,116         510,447
  Due to affiliates ..................................................        966,000         804,000
  Current portion of notes payable ...................................        100,000         141,666
TOTAL CURRENT LIABILITIES ............................................      9,731,920       9,213,460


LONG-TERM LIABILITES:
  Notes payable, net of current portion ..............................         75,000         100,000
  Deferred rent liability ............................................        135,672         126,925
                                                                              210,672         226,925


MINORITY INTERESTS IN SUBSIDIARIES ...................................      2,503,560       2,007,180


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value, 10,000,000 shares authorized: and
    9,788,050 and 2,188,050 shares issued and outstanding for June 30,
    and March 31, 1997, respectively .................................         97,881          97,881
  Additional paid-in capital .........................................      7,048,950       7,048,950
  Common stock subscribed ............................................        150,000         150,000
  Retained earnings (deficit) ........................................     (9,086,045)     (8,107,049)
                                                                           (1,789,214)       (810,218)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $ 10,656,938    $ 10,637,347





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                 For the Three Months Ended
                                                                  June 30,      June 30,
                                                                    1997        1996

NET SALES ...................................................   $ 3,369,479    $ 3,488,820

COSTS AND EXPENSES:
  Cost of sales .............................................     2,344,951      2,522,436
  Operating expenses ........................................     2,147,488      1,832,661
  Depreciation and amortization .............................       139,345        151,174
  Interest and other income .................................      (3)          --
  Interest expense ..........................................       213,074        182,149
                                                                  4,844,855      4,688,420


(LOSS) BEFORE MINORITY INTERESTS ............................    (1,475,376)    (1,199,600)

  Minority interests in net loss of consolidated subsidiaries       496,380        373,284

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES ...........      (978,996)      (826,316)

  (Credit) provision for income taxes .......................          --             --

(NET LOSS) ..................................................   $  (978,996)   $  (826,316)


(LOSS) EARNINGS PER COMMON AND DILUTIVE COMMON
  EQUIVALENT SHARE
  Net loss before minority interest and income tax benefit ..   $      (.15)   $      (.40)
  Minority interest in net loss .............................           .05            .13

  Net loss ..................................................   $      (.10)   $      (.27)

WEIGHTED AVERAGE NUMBER OF COMMON AND DILUTIVE
  SHARES OUTSTANDING ........................................     9,788,050      3,006,732


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          For the three Months Ended
                                                                          June 30,       June 30,
                                                                          1997           1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ..........................................................   $  (978,996)   $  (826,316)
  Adjustments to reconcile net (loss) to net cash (used for ) operating activities:
      Depreciation and amortization ...................................       139,345        151,174
      Minority interest in net losses of subsidiaries .................       496,380       (126,964)
      Deferred rent ...................................................         8,747        (20,825)
      Compensatory stock and options issued by subsidiaries ...........        16,000
  Change in assets and liabilities:
      Decrease (increase) in accounts receivable ......................        12,759        (66,830)
      Decrease (increase) in merchandise inventories ..................      (273,498)    (1,159,686)
      Decrease in prepaid expenses and other current assets ...........        73,850        174,069
      (Decrease) increase in accounts payable .........................       159,269      1,333,025
      (Decrease) in accrued expenses ..................................      (148,331)      (174,553)
        Net cash (used for) operating activities ......................      (510,475)      (947,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets ............................................       (64,520)       (86,904)
  Advances repaid by affiliate ........................................          --           95,000
  Loans and advances - officer ........................................        36,297           --
        Net cash (used for) investing activities ......................       (28,223)         8,096

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                  June 30,      June 30,
                                                  1997          1996
                                                                                                   ----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes Payable ..............................   $   (66,666)   $      --
  Net borrowings under financing agreement ...       387,188        853,768
  Loans and advances from affiliates .........       162,000           --
  Decrease in deferred financing costs .......        64,233           --
                                                     546,755      1,100,088

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS ................................         8,057        160,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       144,668         75,573

CASH AND CASH EQUIVALENTS AT END OF YEAR .....   $   152,725    $   236,531

SUPPLEMENTAL DEISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid ............................   $   213,074    $   182,149
    Taxes paid

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -                 BASIS OF PRESENTATION:

                  The interim accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1997 included in its Annual Report on Form 10-KSB. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

                    Until July 1996, the Company was the majority shareholder of
               American Toys, Inc. ("American Toys") now known as U.S. Wireless Corporation). Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co. shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary American Toys, to spin-off ("the spin-off Distribution")the Play Co. common stock owned by American Toys to American Toy's stockholders. The Spin-off Distribution was effected in August 1996.

                  The Company owns 7,258,742 (2,419,581 after the 1-for-3 reverse stock split) shares, or 59.0%, of the Play Co. common stock outstanding including 578,742 (192,914 after reverse split) shares of Play Co. common stock issued to the Company in August 1996 as a result of the Spin-off Distribution.

NOTE 2 -          MINORITY INTERESTS:

                  The minority interest in Play Co. Toys & Entertainment Corp. represents the minority shareholders' portion (41.0%) of Play Co.'s equity at June 30, 1997. The minority interest as reflected in the consolidated balance sheet consists of Play Co.'s Series E Preferred Stock only. Due to operating losses of Play Co., the minority interest in its common stock has been written down to zero.

                  EARNINGS PER SHARE:

                  Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

ITEM-2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

The following is management's discussion and analysis of significant factors which have affected the registrant's financial position.

Consolidated sales decreased from $3,488,820 to $3,369,479, a decrease of $119,341 or 3.4%, when comparing the three months ended June 30, 1997 to June 30, 1996. This decrease was primarily due to a decrease in Play Co.'s sales ($3,142,813) which was attributed to decreased wholesale sales, primarily to military bases.

Consolidated cost of sales decreased from $2,522,436 for the three months ended June 30, 1996 to $2,344,951 for the three months ended June 30, 1997. This decrease of $177,485 or 7.0% was due to management's efforts to better control manufacturing costs.

Consolidated operating expenses for the three months ended June 30, 1997 aggregated $2,147,888 as compared to $1,832,661 for the three months ended June 30, 1996. This increase of $314,827 or 17.2% . The primary reasons for this increase were an increase in rent expense and payroll and related expenses.

     During the three months ended June 30, 1997, non-cash depreciation and amortization expenses were $139,345 as compared to $151,174 for the three months ended June 30, 1996. This represented a decrease of $11,829 or 7.8%.

Consolidated interest expense for the three months ended June 30, 1997 was $213,074 as compared to $182,149 for the three months ended June 30, 1996. This represented an increase of $30,925 or 17.0%. This increase was due to the increased level of borrowings in the June 1997 period than in the June 1996 period.

For the three months ended June 30, 1997, subsequent to the adjustment for the minority interest in the net loss of consolidated subsidiaries, the Company reflected a consolidated net loss of $978,996 or $.10 per share. For the three months ended June 30, 1996, subsequent to the minority interest adjustment, the Company reported a net loss of $826,316 or $.27 per share. The weighted average number of common shares outstanding used in the computation of loss per common share at June 30, 1977 was 9,788,050 as compared to 3,006,732 shares for the three months ended June 30, 1996.

Liquidity and Capital Resources

At June 30, 1997, the Company reported cash and cash equivalents of $152,725, negative working capital of $1,746,647 and a current ratio of .81:1. At June 30, 1996, the Company reported cash and cash equivalents of $144,668, negative working capital of $1,386,836 and a current ratio of .85:1. The Company has generated operating losses for the past several years and there can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

During the three months ended June 30, 1997, the Company used $510,475 of cash in its operating activities compared to $947,226 used in operations for the three months ended June 30, 1996.

The Company used $28,223 of cash in its investing activities during the three months ended June 30, 1997 as compared to an inflow of $8,096 in cash during the three months ended June 30, 1996.

The Company generated $546,755 from its financing activities in the three months ended June 30, 1997 as compared to the generation of $ 1,100,088 in the three months ended June 30, 1996.

As a result of these activities, the Company had a net increase in cash and cash equivalents of $8,057 in the three months ended June 30, 1997 as compared to an increase in cash and cash equivalents of $236,531 in the three months ended June 30, 1996.

New Accounting Standards

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and long-lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is in the process of analyzing the impact of this statement and does not believe that it will have a material impact on the Company's financial position or results of operations. The Company anticipates adopting the provisions of this statement for the fiscal year 1998.

Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company will continue to apply the current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1998 financial statements.


Trends Affecting Liquidity, Capital Resources and Operations

Play Co.'s sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the Southern California area. Play Co.'s future financial performance will depend upon continued demand for the toys and hobby items by individuals in Southern California, general economic conditions within such geographic market area. Play Co.'s ability to choose locations for new stores, Play Co.'s ability to purchase products at favorable prices in favorable items as well as increased competition and changes in consumer preferences.

The toy and hobby retail industry currently faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation and domination. The domination of the retail toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States, including the Southern California market. There can be no assurance that Pay Co.'s business strategy will enable it to compete in the retail toy industry.

Management knows of no other trends reasonably expected to have material impact upon Play Co.'s operations or liquidity in the foreseeable future. Play Co.'s operating history has been characterized by narrow profit margins and accordingly, Play Co.'s earnings will depend significantly on its ability to purchase its product on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. Play Co.'s prices are, in part , based on market surveys of its competitors' prices, primarily of Toys R US. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in Play Co. reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on Play Co.'s results of operations. There can be no assurance that Play Co. will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future

Other

The Company believes that its present financial resources as well as funds it anticipates generating from operations and Play Co.'s line of credit will be adequate to meet its needs for at least the ensuing twelve month period.

Inflation and Seasonality

During the past few years, inflation in the United States has been relatively stable. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices could adversely affect the Company's operations.

Play Co.'s toy business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December. United Textiles & Toys Corp.'s business is not seasonal with women's apparel being sold throughout the year.

PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:  None

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        September 22, 1997


                                                    United Textiles & Toys Corp.
                                                                    (Registrant)


                                                                   /s/Ilan Arbel
                                                                      Ilan Arbel
                                                                       President


                                                                 /s/Allean Goode
                                                                    Allean Goode
                                                                       Treasurer