Form 10QSB
period 1997-09-30
UNITED TEXTILES & TOYS INC
filed 1997-11-21
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                             13-3626613
(State or other jurisdiction
of Incorporation or organization)           (I.R.S. Employer Identification No.)

                 448 West 16th Street, New York, New York 10011
                    (Address of principal executive offices)

                                 (212) 675-6666
              (Registrant's telephone number, including area code)

                     Mister Jay Fashions International, Inc,

     (Former name, former address, and former fiscal year, if changed since last report)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.001 per share:
978,807 shares outstanding as of September 30, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                                    CONTENTS



                                                                                          Page

PART 1.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS
                  Consolidated balance sheets as of September 30, 1997 (unaudited) .....    3
                     and March 31, 1997

                  Consolidated statements of operations (unaudited) for the three months    5
                     ended September 30, 1997 and 1996 and for the six months ended
                     September 30, 1997 and 1996

                  Consolidated statements of cash flows (unaudited) for the six months .    6
                     ended September 30, 1997 and 1996

                  Notes to consolidated financial statements ...........................    7

ITEM 2 Management's discussion and analysis of financial condition and results of operations


PART 2  Other Information



                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                             September 30, March 31,
                                             1997          1997
                                             (Unaudited)   (Note 1)

CURRENT ASSETS:
 Cash and cash equivalents ...............   $   180,497   $   144,668
 Accounts receivable-net .................       488,128       181,420
 Inventories .............................     8,237,740     7,124,035
 Prepaid expenses and other current assets       239,483       252,901
 Loans and advances-officer ..............       170,799       123,600
                                             -----------   -----------

         Total current assets ............     9,316,647     7,826,624
                                             -----------   -----------


PROPERTY AND EQUIPMENT-NET ...............     2,566,275     2,478,706
                                             -----------   -----------


OTHER ASSETS:
 Deposits and other assets ...............       438,694       332,017
                                             -----------   -----------


         Total assets ....................   $12,321,616   $10,637,347
                                             ===========   ===========



     The accompanying notes are an integral part of the consolidated financial statements

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,   March 31,
                                                     1997            1997
                                                     (Unaudited)     (Note 1)

CURRENT LIABILITIES:
 Borrowings under financing agreement .............   $  5,634,234    $  4,438,875
 Accounts payable .................................      5,795,253       3,318,472
 Accrued expenses and other current liabilities ...        227,444         510,447
 Due to affiliates ................................      1,276,235         804,000
 Current portion of notes payable .................        100,000         141,666
                                                      ------------    ------------
         Total current liabilities ................     13,033,166       9,213,460
                                                      ------------    ------------

LONG-TERM LIABILITIES:
 Notes payable, net of current portion ............         50,000         100,000
 Deferred rent liability ..........................        135,672         126,925
                                                      ------------    ------------
         Total long-term liabilities ..............        185,672         226,925
                                                      ------------    ------------
         Total liabilities ........................     13,218,838       9,440,385
                                                      ------------    ------------

MINORITY INTEREST IN SUBSIDIARY ...................      1,324,453       2,007,180
                                                      ------------    ------------


STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 10,000 shares
   authorized; 9,788,050 shares issued
   and outstanding ................................         97,881          97,881
 Additional paid-in capital .......................      7,048,950       7,048,950
 Common stock subscribed ..........................        150,000         150,000
 Retained earnings (deficit) ......................     (9,518,506)     (8,107,049)
                                                      ------------    ------------
         Total stockholders' equity ...............     (2,221,675)       (810,218)
                                                      ------------    ------------

         Total liabilities and stockholders' equity   $ 12,321,616    $ 10,637,347
                                                      ============    ============




     The accompanying notes are an integral part of the consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended             Six Months Ended
                                          September 30,               September 30,
                                   ---------------------------------------------------------------------------------
                                   1997            1996           1997           1996
                                   ----------------------         -----------------------------

NET SALES .......................   $ 4,347,013    $ 3,910,081    $ 7,716,495    $ 7,398,901
                                                                                 -----------

COSTS AND EXPENSES:

 Cost of sales ..................     2,665,830      2,881,301      4,826,424      5,403,737
 Operating expenses .............     1,967,776      1,921,160      4,274,946      3,753,821
 Depreciation and amortization ..       139,344        150,931        278,690        302,105
 Interest and other income ......          --          (35,502)          --          (35,502)
 Interest expense ...............       217,545        188,533        430,619        370,682


         Total costs and expenses     4,990,495      5,106,423      9,810,679      9,794,843
                                                                                 -----------

(LOSS) BEFORE
 MINORITY INTERESTS .............      (643,482)    (1,196,342)    (2,094,184)    (2,395,942)
                                                                                 -----------

 Minority interest in net losses
  of subsidiary .................       211,021        368,583        682,727        741,867
                                                                                 -----------

NET (LOSS) ......................   $  (432,461)   $  (827,759)   $(1,411,457)   $(1,654,075)
                                                                                 ===========

Net loss per common share
 before minority interest .......   $     (.066)   $      (.20)   $      (.21)   $      (.55)

Minority interest in net loss of
  subsidiary ....................          .022            .06            .07            .17
                                                                                 -----------

Net loss per common share .......   $     (.044)   $      (.14)   $      (.14)   $      (.38)
                                                                  ===========    ===========

Weighted average number of
  common share and share
  equivalents outstanding .......     9,788,050      5,888,050      9,788,050      4,304,443
                                                                                 ===========


     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          For the Six Months Ended
                                                                September 30,
                                                          1997           1996
                                                          --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .............................................   $(1,411,457)   $(1,654,075)
 Adjustments to reconcile net loss to net cash
  (used for) operating activities:
  Depreciation and amortization .......................       278,690        302,105
  Minority interest in net loss of subsidiary .........      (682,727)      (741,867)
  Compensatory options and stock issued by subsidiary .          --           16,000
  Deferred rent .......................................         8,747        (20,821)
 Changes in assets and liabilities:
  (Increase) in accounts receivable ...................      (306,708)      (153,956)
  (Increase) in merchandise inventories ...............    (1,113,705)    (2,510,581)
  Decrease in prepaid expenses and other current assets        13,418        247,090
  (Increase) in deposits and other assets .............      (106,677)          --
  Increase in accounts payable ........................     2,476,781      2,197,689
  (Decrease) in accrued expenses and other
   current liabilities ................................      (283,003)      (295,070)
 Net cash (used for) operating activities .............    (1,126,641)    (2,613,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of fixed assets ............................      (366,259)      (231,477)
 Advances to affiliate ................................       472,235        562,123
 Loans and advances to officer ........................       (47,199)       (86,227)
                                                          -----------    -----------
         Net cash provided by investing activities ....        58,777        244,419
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under financing agreement .............     1,195,359      2,077,947
 Payments on notes payable ............................       (91,666)          --
 Investment by minority shareholders ..................          --          321,329
                                                          -----------    -----------
         Net cash provided by financing activities ....     1,103,693      2,399,276
                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .............        35,829         30,209

CASH AND CASH EQUIVALENTS, BEGINNING ..................       144,668         75,573
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END ........................   $   180,497    $   105,782
                                                          ===========    ===========
SUPPLEMENTAL INFORMATION:
 Interest paid ........................................   $   430,619    $   370,682

     The accompanying notes are an integral part of the consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1-           BASIS OF PRESENTATION:

     The interim accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the six months ended September 30, 1997. For further information, management suggests that the reader refer to the audited financial statements for the year ended March 31, 1997 included in its Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ending March 31, 1998.

     Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys") now known as U.S. Wireless Corporation. Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co. shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary American Toys to spin-off ("The Spin-Off Distribution") the Play Co. common stock owned by American Toys to American Toys' stockholders. The Spin-Off Distribution was affected in August 1996.

     The Company owns 2,489,581 shares or 61% of the Play Co. common stock outstanding. The Company acquired an additional 70,000 shares of common stock in September 1997 to increase its ownership percentage to 61% from 59%.


NOTE 2-           MINORITY INTERESTS:

     The minority interest in Play Co. Toys & Entertainment Corp. represents the minority shareholders portion (39%) of Play Co.'s equity at September 30, 1997. The minority interest as reflected in the accompanying consolidated balance sheet consists of Play Co.'s Series E Preferred Stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

Note 3-           EARNINGS PER SHARE:

         Earnings  (loss)  per  share  has  been  computed  on the  basis of the
weighted   average  number  of  common  shares  and  common  share   equivalents
outstanding during each period presented.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Results of Operations

         Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

         The following is management's discussion and analysis of significant factors which have affected the registrant's financial position.

     For the three months ended September 30, 1997 compared to the three months ended September 30, 1996

         Consolidated sales increased to $4,347,013 from $3,910,081, an increase of $436,932 or 11%, when comparing the three months ended September 30, 1997 to the three months ended September 30, 1996. The increase was attributed to increased sales in Play Co.'s stores.

     Consolidated  cost of sales  were  $2,665,830  for the three  months  ended
September 30, 1997 as compared to $2,881,301 for the three months ended September 30, 1996. This decrease of $ 215,471 or 7% was due to management's efforts to better control costs.

     Consolidated operating expenses for the three months ended September 30, 1997 aggregated $1,967,776 as compared to $1,921,160 for the three months ended September 30, 1996. This increase of $46,616 or 2% was due to an increase in payroll and related expenses.

     During the three months ended September 30, 1997, non-cash depreciation and amortization expenses were $139,344 as compared to $150,931 for the three months ended September 30, 1996. This represented a decrease of $11,587 or 8%. The decrease is due to reduced levels of depreciation of fixed assets.

     Consolidated interest expense for the three months ended September 30, 1997 was $217,545 as compared to $188,533 for the three months ended September 30, 1996. This represented an increase of $29,012 or 15%, and is attributable to increased levels of borrowing in the three months ended September 30, 1997.

     For the three months ended September 30, 1997, subsequent to the adjustment for minority interest in the net loss of Play Co., the Company reported a consolidated net loss of $432,461 or $.044 per common share. For the three months ended September 30, 1996, subsequent to the minority interest adjustment, the Company reported a consolidated net loss of $827,759 or $.14 per common share. The weighted average number of common shares and share equivalents outstanding used in the computation of loss per common share for the three months ended September 30, 1997 and September 30, 1996 was 9,788,050 shares and 5,888,050 shares, respectively.

     For the six months ended September 30, 1997 compared to the six months ended September 30, 1996

     Consolidated sales increased to $7,716,495 from $7,398,901, an increase of $317,594 or 4%, when comparing the six months ended September 30, 1997 to the six months ended September 30, 1996. The increase was attributable to increased sales in Play Co.'s stores.

     Consolidated cost of sales for the six months ended September 30, 1997 was $4,826,424 as compared to $5,403,737 for the six months ended September 30, 1996. This decrease of $577,313 or 11% was due to management's efforts to better control costs.

     Consolidated operating expenses for the six months ended September 30, 1997 was $4,274,946 as compared to $3,753,821 for the six months ended September 30, 1996. This increase of $521,125 was due to increased rent expense and an increase in payroll and related expenses.

     Non-Cash depreciation and amortization for the six months ended September 30, 1997 was $278,690 as compared to $302,105 for the six months ended September 30, 1996. The decrease of $23,415 or 8% was due to reduced levels of depreciation of fixed assets.

     Consolidated interest expense was $430,619 for the six months ended September 30, 1997 as compared to $370,682 for the six months ended September 30, 1996. This represented an increase of $59,937 or 16%, and is due to increased levels of borrowings in the six months ended September 30, 1997.

     For the six months ended September 30, 1997, subsequent to the adjustment for minority interest in the net loss of Play Co., the Company reported a consolidated net loss of $1,411,457 or $.14 per common share. For the six months ended September 30, 1996, subsequent to the minority interest adjustment, the Company reported a consolidated net loss of $1,654,075 or $.38 per common share. The weighted average number of common shares and share equivalents outstanding used in the computation of loss per common share for the six months ended September 30, 1997 and September 30, 1996 respectively was 9,788,050 shares and 4,304,443 shares.

         Liquidity and Capital Resources

         At September 30, 1997, the Company reported cash and cash equivalents of $180,497, negative working capital of $3,716,519, and a current ratio of
 .71:1. The Company has generated operating losses for the past several years and there can be no assurance that the Company will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the six months ended September 30, 1997, the Company used $1,126,641 of cash in its operating activities. In the comparable six month period ended September 30, 1996, the Company used $2,613,486 in it operating activities.

         The Company reported an inflow of funds in its investing activities of $58,777 in the six months ended September 30, 1997 as compared to an inflow of $244,419 for the six months ended September 30, 1996.

         The Company generated $1,103,693 from its financing activities in the six months ended September 30, 1997 as compared to the generation of $2,399,276 in the six months ended September 30, 1996.

     As a result of these activities, the Company had a net increase in cash and cash equivalents of $35,829 in the six months ended September 30, 1997.

     Play Co. has filed a registration statement with the Securities and Exchange Commission for an initial public offering for the Company's Series E preferred shares. The offering is being led by West America Securities Corp. on a best efforts basis with an objective of raising net proceeds to Play Co. of approximately $2.5 million. However, there can be no assurance that this offering will be consummated.

     Trends Affecting Liquidity, Capital Resources and Operations

     Play Co.'s sales efforts are focused primarily on a defined geographic segment, consisting of individuals in the Southern California area. Play Co.'s future financial performance will depend upon continued demand for the toys and hobby items by individuals in Southern California, general economic conditions within such geographic market area, Play Co.'s ability to choose locations for new stores, its ability to purchase products at favorable prices in favorable items as well as increased competition and changes in consumer preferences.

     The toy and hobby retail industry currently faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation and domination. The domination of the retail toys industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers. Moreover, the domination of Toys R Us has resulted in liquidation or bankruptcy of many toy retailers throughout the United States, including the Southern California market. There can be no assurance that Play Co.'s business strategy will enable it to compete in the retail toy industry.

     Management knows of no other trends reasonably expected to have a material impact upon Play Co.'s operations or liquidity in the foreseeable future. Play Co.'s operating history has been characterized by narrow profit margins and accordingly, Play Co.'s earnings will depend significantly on its ability to purchase its product on favorable terms, retail a large volume and variety of products efficiently and to provide quality support services. Play Co.'s prices are, in part, based on market surveys of its competitors' prices, primarily of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in Play Co. reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material adverse effect on Play Co.'s results of operations. There can be no assurance that Play Co. will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

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

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information:  None

ITEM 6 - Exhibits and Reports on Form 8-K:

         Exhibits:  None

         Reports on Form 8-K:

     On July 21, 1997, United Textiles & Toys Corp. filed a Form 8-K with the Securities and Exchange Commission. The Form 8-K reported an Item 4 Change in Registrant's Certifying Accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        November 19, 1997


United Textiles & Toys Corp.
(Registrant)


/s/Ilan Arbel
Ilan Arbel
President


/s/Allean Goode
Allean Goode
Treasurer