Form 10QSB
period 1997-12-31
UNITED TEXTILES & TOYS INC
filed 1998-03-02
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $.001 per share:
978,807 shares outstanding as of December 31, 1997.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY


                                    CONTENTS


                                                                                                        Page
                                                                                                        Number




PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS
         Consolidated balance Sheets as of  December 31, 1997 (Unaudited)
           and March 31, 1997                                                                            3

         Consolidated statements of Operations  (Unaudited) for the three months ended December 31, 1997 and December 31, 1996
           and for the nine months ended December 31, 1997 and December 31, 1996                         4

         Consolidated  statements of Cash Flows (Unaudited) for the three months ended December 31, 1997 and December 31, 1996 and for the nine months
           ended December 31, 1997 and December 31, 1996                                                 5

         Notes to Financial Statements (Unaudited)                                                       6


         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                              8


PART II- OTHER INFORMATION                                                                               12

         Signatures                                                                                      13

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1997 and March 31, 1997

                                                                                   December 31,      March 31,
                                                                                        1997          1997
                                                                                   (Unaudited)       (Note 1)

                                                            ASSETS

CURRENT ASSETS:
 Cash and cash equivalents .......................................................   $  2,826,080    $    144,668
 Accounts receivable-net .........................................................        367,314         181,420
 Inventories .....................................................................      7,403,118       7,124,035
 Prepaid expenses and other current assets .......................................        169,012         252,901
 Loans and advances-officer ......................................................        170,798         123,600
                                                                                     ------------   ------------
         Total current assets ....................................................     10,936,322       7,826,624
                                                                                     ------------   ------------
PROPERTY AND EQUIPMENT-NET .......................................................      2,890,606       2,478,706
                                                                                     ------------   ------------
 OTHER ASSETS:
 Deposits and other assets .......................................................        185,882         332,017
                                                                                     ------------   ------------
         Total assets ............................................................   $ 14,012,810    $ 10,637,347
                                                                                     ============   ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Borrowings under financing agreement ............................................   $  4,746,307    $  4,438,875
 Accounts payable ................................................................      6,571,093       3,318,472
 Accrued expenses and other current liabilities ..................................        938,600         510,447
 Due to affiliates ...............................................................      1,698,935         804,000
 Current portion of notes payable ................................................        100,000         141,666
                                                                                     ------------   ------------
         Total current liabilities ...............................................     14,054,935       9,213,460
                                                                                     ------------   ------------
LONG-TERM LIABILITIES:
 Note payable, net of current portion ............................................         25,000         100,000
 Deferred rent liability .........................................................        155,998         126,925
                                                                                     ------------   ------------
         Total long-term liabilities .............................................        180,998         226,925
                                                                                     ------------   ------------
         Total liabilities .......................................................     14,235,933       9,440,385
                                                                                     ------------   ------------

MINORITY INTEREST IN SUBSIDIARY ..................................................      1,668,302       2,007,180
                                                                                     ------------   ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000
     shares authorized, 9,788,050 shares issued
  and outstanding ................................................................         97,881          97,881
  Additional paid-in capital .....................................................      7,048,950       7,048,950
 Common stock subscribed .........................................................        150,000         150,000
 Retained earnings (Deficit) .....................................................     (9,188,256)     (8,107,049)
                                                                                     ------------   ------------
         Total stockholders' equity ..............................................     (1,891,425        (810,218)
Total liabilities and stockholders' equity                                           $ 14,012,810    $ 10,637,347
                                                                                     ------------    -------------

     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            For the                       For the
                                                       Nine Months Ended             Three Months Ended
                                                  Dec 31,         Dec 31,        Dec 31,        Dec, 31
                                                  1997            1996           1997           1996
                                                  ------          -----          -----          -----


REVENUES, net sales ..........................   $ 18,189,858    $ 17,014,944    $ 10,473,363   $  9,616,043
                                                 ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
 Cost of sales ...............................     11,422,925      12,405,236       6,596,501      7,001,499
 Operating expenses ..........................      7,501,813       7,169,456       2,948,174      3,113,530
                     Interest and other income           --           (35,502)           --             --
Interest expense                                      685,205         599,897         254,586        229,215
                                                 ------------   ------------   ------------   ------------
                                                   19,609,943      20,139,087       9,799,261     10,344,244
                                                 ------------   ------------   ------------   ------------
INCOME (LOSS) BEFORE
   MINORITY INTERESTS ........................     (1,420,085)     (3,124,143)        674,102       (728,201)
  Minority interest in net income (loss)
    of consolidated subsidiary (Note 2) ......       (338,878)       (899,297)        343,851       (157,430)
                                                  ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES ...........................     (1,081,207)     (2,224,846)        330,251       (570,771)
                                                  ------------   ------------   ------------   ------------

Provision for income taxes ...................           --              --              --             --
                                                  ------------   ------------   ------------   ------------

NET INCOME (LOSS) ............................   $ (1,081,207)   $ (2,224,846)   $    330,251   $   (570,771)
                                                  ============   ============   ============   ============

Basic earnings and diluted(loss)
  per common share before minority interest ..     $       (.14)  $       (.65)  $       .069   $       (.13)

Minority interest in net income (loss)
  of consolidated subsidiary .................             (.03)          (.19)          .035           (.03)
                                                    ------------   ------------   ------------   ------------
Basic and diluted earnings (loss)
  per common share ...........................     $       (.11)  $       (.46)  $       .034   $       (.10)
                                                    ============   ============   ============   ============

Weighted average number
  of common shares outstanding ...............      9,788,050       4,833,868       9,788,050      5,588,050
                                                    ============   ============   ============   ============

     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                     Nine Months Ended
                                                                December 31,   December 31,
                                                                  1997            1996
                                                                  -----          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................   $(1,081,207)   $(2,224,846)
                                                                 -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization .............................       441,172        354,302
  Deferred rent .............................................        29,073        (12,966)
  Minority interest in net loss of subsidiary ...............      (338,878)      (899,297)
  Compensatory options and stock issued by subsidiary .......          --           16,000
Changes in assets and liabilities:
(Increase) in Accounts receivable ...........................      (185,894)        35,524
(Increase) in Merchandise inventories                              (279,083)     1,028,089
 Decrease in prepaid expenses and other current assets ......        83,889        (60,196)
Decrease in deposits and other assets .......................       146,135           --
Increase in accounts payable ................................     3,252,621        537,549
 Increase in accrued expenses and other liabilities .........       428,153        214,997
                                                                -----------    -----------
         Total adjustments ..................................     3,577,188      1,214,002
                                                                -----------    -----------
         Net cash provided by operating activities ..........     2,495,981     (1,010,844)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ........................      (853,072)      (447,951)
 Advances from affiliates ...................................       894,935         24,294
                                                                 -----------    -----------
         Net cash (used for) investing activities ...........        41,863       (123,657)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under financing agreement ...................       307,432           --
 Proceeds from sale of common stock .........................          --           79,451
 Repayment of shareholder loans .............................          --          (87,680)
 Investment by minority shareholders ........................          --        1,234,000
 Repayment of notes payable .................................      (116,666)
 Reduction (increase) in loans receivable-officer ...........       (47,198)          --
                                                                 -----------    -----------
         Net cash provided by( used for) investing activities       143,568      1,225,771
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................     2,681,412         91,270
Cash, beginning of period ...................................       144,668         75,573
                                                                 -----------    -----------
Cash, end of period .........................................   $ 2,826,080    $   166,843
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid ...............................................   $   685,205    $   599,897
Taxes paid ..................................................   $      --      $      --

     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILE & TOYS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-           BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the nine months ended December 31, 1997, and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 1997, as filed with the Securities and Exchange Commission.

Note 2-           DESCRIPTION OF COMPANY:

               Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys") now known as U.S. Wireless Corporation. Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co. shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys to spin-off ("The spin-off Distribution") the Play Co. common shares owned by American Toys to American Toy's stockholders. The spin-off distribution was affected in August 1996.

               The Company owns 2,489,581 shares or 61% of the Play Co. common stock outstanding. The Company. The Company acquired an additional 70,000 shares of common stock in September 1997 to increase its ownership percentage to 61% from 59%.

Note 3-           MINORITY INTERESTS:

               The  minority  interest  in Play Co. Toys &  Entertainment  Corp.
          represents the minority shareholders portion (39%) of Play Co.'s equity at December 31, 1997. The minority interest as reflected in the accompanying consolidated balance sheet consists of Play Co.'s Series E Preferred Stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

Note 4-           NEW ACCOUNTING PRONOUNCEMENT:

         For the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Under this Standard, the Company is required to report basic and diluted (loss) per share. Basic earnings (loss) per share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4-           NEW ACCOUNTING PRONOUNCEMENT (continued)


         For the nine months ended December 31, 1997 and 1996, there is no difference between basic and diluted earnings (loss) per share as the inclusion of additional potential shares is anti-dilutive due to the net loss presented in each period.

Note 5-           SUBSEQUENT EVENTS:

         On January 2, 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International , Inc. ("Multimedia") a company of which the Company's President is also President, Chief Executive Officer and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia.

         As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 61% of the outstanding shares of common stock of Play Co., thus Multimedia and its management have obtained beneficial voting control of Play Co.

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of Multimedia's of common stock. U.S. Stores was incorporated on November 10, 1997. The Company's president is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia's common stock or 63% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

         Three months ended December 31, 1997 compared to the three months ended December 31, 1996:

     Consolidated sales for the three months ended December 31, 1997 were $10,474,363 as compared to $9,616,043 for the three months ended December 31, 1996. This increase of $857,320 or 8.9% is directly attributable to increased sales contributions from Play Co.'s retail stores.

         Consolidated cost of sales for the three months ended December 31, 1997 were $6,596,501 or 63% of sales as compared to the three month period ended December 31, 1996 in which cost of sales were $7,001,499 or 72.8% of sales. This decrease of $404,998 or 5.8% is primarily due to management's efforts to better control costs and product mix.

     Consolidated operating expenses were $2,948,174 or 28.1% of sales as compared to $3,113,530 or 32.4% of sales in the three months ended December 31, 1996. This decrease of $165.356 or 5.3% was due to better management control over operating expenses.

     During the three months ended December 31, 1997, non-cash depreciation and amortization were $162,482 as compared to $52,197 in the three months ended December 31, 1996. This increase of $110,285 is due primarily to depreciation on assets new assets acquired by Play Co. in this quarter.

     Consolidated interest expense was $254,586 or 2.4% of sales in the three months ended December 31, 1997 as compared to $229,215 or 2.4% of sales in the three months ended December 31, 1996.

     For the three months ended December 31, 1997 the Company reported consolidated net income of $330,251 (after reflecting the adjustment for the minority interest in Play Co.) or basic earnings per share of $.034as compared to a net loss of $570,771 or a basic loss per share of $(.10) (after reflecting the minority interest in Play Co.) for the three months ended December 31, 1996. The weighted average number of common shares used in the computation of basic earnings per share was 9,788,050 for the three months ended December 31, 1997 and 5,588,050 for the three months ended December 31, 1996.

     Nine months ended December 31, 1997 compared to the nine months ended December 31, 1996:

     Consolidated sales were $18,189,858 for the nine months ended December 31, 1997 as compared to $17,014,944 for the nine months ended December 31, 1996. This increase of $1,184,914 or 7% was due to increased sales contributions from Pay Co.'s retail stores.

     Consolidated cost of sales were $11,422,925 or 62.8% of sales for the nine months ended December 31, 1997 as compared to $12,405,236 or 72.9% of sales for the nine months ended December 31, 1996. This decrease of $982,311 or 7.9% was due management's efforts to better control costs and product mix.

     Consolidated operating expenses were $7,501,813 or 41.2% of sales for the nine months ended December 31, 1997 as compared to $7,169,456 or 42.1% of sales for the nine months ended December 31, 1996. This increase of 4.6% was due primarily to increased operating expenses of Play Co., specifically rent and payroll expenses associated with new retail store openings.

     For the nine months ended December 31, 1997, non-cash depreciation and amortization were $441,172 as compared to $354,302 for the nine months ended December 31, 1996. This increase of $86,870 was due to depreciation on new assets acquired by Play Co. in the nine months ended December 31, 1997.

     Consolidated interest expense was $685,205 or 3.8% of sales for the nine months ended December 31, 1997 as compared to $599,897 or 3.5% of sales for the nine months ended December 31, 1996. This increase of $85,308 or14.2% was due to increased borrowings by Play Co. under its financing agreement.

     For the nine months ended December 31,1 997, the Company reported a consolidated net loss of $1,081,207 (after reflecting the adjustment for the minority interest in Play Co.) or basic loss per share of $(.11), as compared to a loss of $2,224,846 or basic loss per share of $(.46) (after reflecting the minority interest in Play Co.) for the nine months ended December 31, 1996. The weighted average number of common shares used in the computation of basic earnings (loss) per share was 9,788,050 for the nine months ended December 31, 1997 and 4,833,868 for the nine months ended December 31, 1996.

Liquidity and Capital Resources

     At December 31, 1997, the Company reported cash and cash equivalents of $2,826,080, negative working capital of $(3,118,613) and stockholders' equity of $(1,891,425) reflecting the net loss of $1,081,207 for the nine months ended December 31, 1997..

     At March 31, 1997, the Company reported cash and cash equivalents of $144,668, negative working capital of $(1,386,836) and stockholders' equity of $(810,218).

     On December 29, 1997, Play Co. completed a public offering of Series E preferred shares and Series E warrants. The offering was managed by West America Securities. The offering raised $3,150,000 in gross proceeds. Play Co. estimates that the net proceeds of the offering were $2,378,978 after discounts and commissions, legal expenses, Blue Sky fees, accounting fees,printing expenses, other investment banking fees and other miscellaneous costs and expenses. Play Co. will finalize the net proceeds of the offering during the audit process on its March 31, 1998 year end financial statement.

     On January 21, 1997, Play Co. entered into a $7.1 million secured, revolving Loan and Security Agreement with FINOVA Capital Corporation ("FINOVA" or "FINOVA AGREEMENT"). The FINOVA Agreement replaces the $7 million credit arrangement Play Co. had with Congress Financial Corporation("Congress Arrangement"). The FINOVA Agreement is secured by substantially all of the Play Co.'s assets and it expires on July 21, 1000. The interest rate of floating prime plus one and one-half percent is the same in both credit arrangements.

     Under the FINOVA Agreement, Play Co. will be able to borrow $2.4 million against a combination of $3 million in standby letters of credit and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in additional borrowing support from the standby letters of credit under the Congress Arrangement. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan, $1.o million was provided in the form of a standby letter of credit by the Company. The other $500,000 was provided by Play Co.. Under both agreements, Play Co. is able to borrow against the cost value of eligible inventory. Play Co. believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress Arrangement.

     The toy industry is seasonal with approximately 45% to 49% of Play Co.'s annual sales occurring during the months of October through December. As a result, source of funds to repay amounts due under inventory finance arrangements with financial institutions and manufacturers are typically generated from sales during the peak selling season.

     United Textiles & Toys Corp.'s business is not seasonal with women's apparel being sold throughout the year.

     Play Co. plans to open additional stores and the cost of opening will be a significant capital expenditure. Play Co. plans to partially finance these capital expenditures through a combination of landlord tenant improvement contributions, borrowings on its new credit line and from capital leases. The remainder will be paid out of Play Co.'s working capital.

     Trends affecting liquidity, capital resources and operations

     Play Co.'s sales efforts are focused primarily on a defined geographic consisting of the Southern California area and the Southwestern United States. Play co.'s future financial performance will depend upon the continued demand for toys and hobby items and on general economic conditions within that geographic market area, Play co.'s ability to choose locations for new stores, its ability to purchase at favorable prices and the effects of increased competition and changes in consumer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. The domination of the toy industry by Toys R Us has resulted in increased price competition among various toy retailers and declining gross margins for such retailers, Moreover, the domination by Toys R Us has resulted in the liquidation or bankruptcy of many toy retailers in the United States, including some in the Southern California market. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the retail toy industry.

     Management knows of no other trends reasonably expected to have a material impact upon Play Co.'s operations or liquidity in the foreseeable future. Play Co.'s operating history has been characterized by narrow profit margins and accordingly, Play Co.'s earnings will depend significantly on its ability to purchase its product on favorable terms, retail a large volume and variety of products and to provide quality support services. Play Co.'s prices are, in part based on market surveys of its competitors' prices, primarily of Toys R Us. As a result, aggressive pricing policies, such as those used by Toys R Us, have resulted in Play Co. reducing its retail prices on many items, thereby reducing the available profit margin. Moreover, increases in expenses or other charges to income may have a material effect on Play Co.'s results of operations. There can be no assurance that Play Co. will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to increase profitability.

         Other

     The Company believes that its present financial resources as well as funds it anticipates generating from operations and Play Co.'s line of credit will be adequate to meet its needs for at least the ensuing twelve month period.

         Inflation and seasonality

     During the past few years, inflation in the United States has been relatively stable in management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates,as was the case in the past, the impact upon prices could adversely affect the Company's operations.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:  None

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information:

     On January 2, 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International , Inc. ("Multimedia") a company of which the Company's President is also President, Chief Executive Officer and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia.

     As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 61% of the outstanding shares of common stock of Play Co., thus Multimedia and its management have obtained beneficial voting control of Play Co.

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of Multimedia's of common stock. U.S. Stores was incorporated on November 10, 1997. The Company's president is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia's common stock or 63% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

ITEM 6 - Exhibits and Reports on Form 8-K:

         Exhibits:  None

         Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        February 27, 1998

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