Form 10KSB
period 1998-03-31
UNITED TEXTILES & TOYS INC
filed 1998-08-07
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact Name of Registrant as Specified in its Charter)

Delaware                                     13-3626613
(State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)


               1410 Broadway, Suite 1602, New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 391-1111
              (Registrant's Telephone Number, Including Area Code)

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

     The  Registrant's   revenues  for  the  year  ended  March  31,  1998  were
$23,019,748.

     The aggregate market value of the voting stock on June 29, 1998 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $167,642, based upon the average bid and asked prices for such Common Stock on said date ($0.30), as reported by a market maker. On such date, there were 4,550,236 shares of Registrant's Common Stock outstanding.

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

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History

     United Textiles & Toys Corp. (formerly Mister Jay Fashions International, Inc.) ("the Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. All share and per share information takes into account the 1 for 10 reverse stock split effective in March 1997.

     On January 2, 1998, the Company issued 3,571,429 shares of common stock, par value $0.01 per share (the "Common Stock"), to Multimedia Concepts International, Inc. ("Multimedia"), at a price of $0.28 per share ($.01 above the closing price on December 31, 1997) as payment for $1,000,000 loaned by Multimedia to the Company. Multimedia is a company of which Ilan Arbel (the Company's President) is President and a Director. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of the Company's Common Stock.

Cessation of Business Operations

     On April 15, 1998, the Company ceased operating its textile business. Since that date, the Company has operated solely as a holding company for its subsidiary Play Co. Toys & Entertainment Corp. ("Play Co.").

     Prior to the cessation of its textile business, the Company designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. The Company marketed its products under its Mister Jay Fashions International, Lady Helene, Mister Jay Separates, and Junior for Mister Jay labels. The Company sold its products in the United States primarily through specialty retail clothing stores and, to a lesser extent, to department stores. Most of the Company's products were purchased by women for weddings, parties, dances, and other events requiring formal attire.

Ownership of Play Co. Toys & Entertainment Corp.

     Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys"), the then majority shareholder of Play Co. By corporate resolution dated June 1, 1996, the Company authorized American Toys to spin-off (the "Spin-off Distribution") to its stockholders the Play Co. shares of common stock owned by American Toys. The Spin-off Distribution was effected in August 1996.

     The Company owns 2,486,247 of the outstanding shares, or 59.1%, of Play Co.'s common stock, 578,742 of which shares were issued in August 1996 as a result of the Spin-off Distribution. All of the Company's holdings of Play Co. securities are subject to a two-year lock up on transfer commencing December 1997, in accordance with a lock up agreement executed in connection with Play Co.'s Series E Preferred Stock offering.

Business of Play Co. Toys & Entertainment Corp.

     Play Co. Toys & Entertainment Corp. was founded in 1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. Play Co. now operates 20 stores: 18 are located throughout Southern California in the Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties, one is located in Tempe, Arizona and one is located in Las Vegas, Nevada. Play Co. has executed leases to build and open five additional stores during calendar 1998. Play Co. expects that by the end of calendar 1998 it shall have 25 stores, 18 of which (the "New Stores") shall follow Play Co.'s new concept and seven of which (the "Original Stores") shall follow its old format.

     In 1996, Play Co. redefined its corporate goals and philosophy, changing its focus from the sale of traditional toys in stores located in strip shopping centers to the sale of educational, new electronic interactive, and specialty and collectible toys and items in high traffic malls. In light of its new focus, Play Co. has redesigned four of its Original Stores to Play Co.'s new format, opened five new locations, and acquired three stores in its acquisition of Toys International, Inc. ("Toys"). Two of the five New Stores operate under the tradename Toy Co. In conformance with its new goals, Play Co.'s New Stores shall be smaller (5,000 to 10,000 square feet in size) and shall operate exclusively in high traffic malls rather than in strip shopping centers.

     Play Co.'s New Stores have and are expected to continue to produce higher gross profits since they focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins than traditional toys.

Acquisition of Toys International

     In January 1997, Play Co. acquired substantially all of the assets of Toys International, Inc. ("Toys"). The acquisition, in principal, included the assignment to Play Co. of the three store leases held by Toys and Toys' entire inventory. As part of the purchase agreement, Play Co. obtained the rights to the Toys International and Tutti Animali tradenames and assumed the leases at three store locations: two of such locations operate under the tradename Toys International, and the third operate under the Tutti Animali tradename. The total purchase price was $1,024,184, which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was tendered in the form of a $759,184 cash payment remitted in January 1997 and the execution of two promissory notes, aggregating $265,000, payable over a two year period. In order to ensure a smooth transition in operations, the former president of Toys, Mr. Gayle Hoepner, continued his relationship as a consultant to Play Co. for a period of ninety days.

Series E Preferred Offering

     On December 29, 1997, through West America Securities Corp. as agent, Play Co. completed a public offering of its Series E Preferred Stock and Redeemable Series E Stock Purchase Warrants. The offering raised $3,150,000 in gross proceeds from which Play Co. realized net proceeds of $2,303,441 after discounts, commissions, and expenses of the offering. The proceeds were apportioned as follows: (i) $500,000 was placed in a restricted certificate of deposit to secure a stand-by letter of credit in favor of FINOVA Capital Corporation ("FINOVA"), Play Co.'s working capital lender (see "-- Financing");
(ii) approximately $140,000 has been expended for the relocation and enlargement of Play Co.'s Toys store located in the Century City shopping center (Play Co. expects to expend an additional $100,000 to complete the renovation)' (iii) $250,000 was placed in a restricted short-term certificate of deposit as collateral for a facility to issue letters of credit; (iv) approximately
$1,050,000 was used to pay down the FINOVA credit line to reduce interest expenses; and (v) approximately $363,000 was used to reduce trade accounts payable or to opportunistically purchase inventory from vendors on advantageous terms.

Merchandising Strategy; Refocusing of Corporate Direction

     Traditionally, Play Co.'s merchandising strategy was to offer an alternative, less intimidating environment than that provided by the larger toy retailers who are in competition with Play Co. In particular, Play Co. stocks all of its items at eye level (not vertically, as other stores often do), provides clerks to assist customers, and implements a policy of treating its customers with courtesy and respect. Play Co.'s merchandise is stacked from the ground to the eye level of an adult, no more than six feet high. Play Co. has augmented its product lines in its New Stores and will continue to provide these quality services to patrons of all its stores. Beginning in 1996, management of Play Co. realized the inherent value in, and thus the demand for, a retail outlet which provides a combination of (i) educational, new electronic interactive, and specialty and collectible toys and items; and (ii) traditional toys. In addition, Play Co. determined that it should place its stores in high traffic malls, rather than in strip shopping centers where most of its Original Stores have operated. To achieve its goals, Play Co. developed a new store design and marketing format, which provides an interactive setting together with a retail operation. This format and design has formed the foundation for Play Co.'s future direction and growth plans, thereby allowing Play Co. to meet what it believes are the industry's current and future demands. Play Co. has thus far remodeled four Original Stores to fit its New Store design, opened six New Stores, and acquired three New Stores (Toys stores). By the end of calendar year 1998, Play Co. intends to open five additional New Stores, the leases for which were executed in the first calendar quarter of 1998, and thereby operate a total of twenty-five stores. In calendar 1999, Play Co. expects to open an additional six stores, bringing its total to 31. Play Co. shall continue to operate its Original Stores until their leases expire, except with respect to certain stores for which it is negotiating lease extensions, which stores it may redesign to fit the New Store concept. Play Co. periodically reviews each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix. As part of its business plan, Play Co. shall continue to assess current and future trends and demands in the industry, refine its new format, and analyze and evaluate markets for future store openings, product lines, and marketing strategies. Play Co. shall continue to operate its stores under the names it currently utilizes - Play Co. Toys, Toys International, Toy Co., and Tutti Animali - and shall continue to open stores with such names contingent upon the product mix and location of the store.

     To a certain extent, mostly with respect to its Original Stores, Play Co. offers a broad in-stock selection of products at prices generally competitive within the industry. While Play Co. does not stock the depth or breadth of selection of toys for its Original Stores as some of its larger competitors do, Play Co. does strive to stock all basic categories of toys and all television advertised items. Play Co. also offers a special order program for many items; this program is free to its customers In June 1994, Play Co. began to sell toy and hobby items on a wholesale basis to military bases located in Southern California. In accordance with its new corporate focus, and given that wholesale sales to military bases were minimal in fiscal 1998 (approximating $444,000, or 2% of sales), whereas they totaled approximately $619,000, or 3% of sales for the year ended March 31, 1997, Play Co. has decided to cease such sales as of July 1998.

Product Lines

     The Original Stores sell children's and adult toys, games, bicycles, and other wheel goods, sporting goods, puzzles, Nintendo and Sony electronic game systems and cartridges for such game systems, cassettes, and books. They offer over 15,000 items for sale, most of which are major brand name toys and hobby products.

     The New Stores also carry some of the items found in the Original Stores; however, they focus on selling educational toys, Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, electronic software games, Learning Curve and Ty products. Play Co.'s Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, is a unique store which sells only stuffed animals.

Warehousing, Shipping and Inventory Systems

     Until recently, Play Co.'s stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 5,200 square feet in size) encompassing an aggregate of approximately 48,200 square feet. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables Play Co.'s Officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Though this system, management continuously analyzes the sales of its product lines and adjusts product mix in order to maximize return and effectively manage its retail space. Play Co.'s stores generally are restocked on a weekly basis, although certain stores and certain items may be restocked at more frequent intervals. In addition, restocking of products is increased during the fourth quarter, during the holiday season. During the holiday season some stores and some items are restocked on a daily basis. All shipments to stores in California are made by vehicles owned or leased by Play Co.

Suppliers and Manufacturers

     Play Co. purchases all of its products from manufacturers and wholesalers and ships them to its stores from its distribution center. There are no written contracts and/or agreements with any individual manufacturer or supplier; rather, all orders are on a purchase order basis only. Play Co. relies on credit terms from suppliers and manufacturers to purchase nearly all of its inventory. Credit terms vary from company to company and are based upon many factors, including the ordering company's financial condition, account history, type of product and the time of year the order is placed. Such credit arrangements vary for reasons both within and outside the control of Play Co. In past years Play Co.'s credit lines decreased due to Play Co.'s then poor financial condition. Recently, Play Co. has seen a significant increase in its credit lines based on its improved financial condition and its ability to remain current with its accounts payable.

Seasonality

     Since inception, Play Co.'s business has been highly seasonal, with the majority of its sales and profits being generated in the fourth quarter of the calendar year, particularly during the November and December holiday season. However, during fiscal 1998 and during the first quarter of fiscal 1999, Play
Co. has seen a significant increase in sales during the remaining three quarters, giving a lesser effect to the fourth quarter holiday season, although Play Co. does expect that the holiday season shall continue to represent a significant (30-40%) portion of Play Co.'s annual sales. This adjustment in revenues is due to Play Co.'s new store design and refocused product lines.

Trademarks

     In 1976 and 1994, Play Co. received federal registrations for the trademarks "Play Co. Toys" and "TKO." Play Co. Toys is a trademark utilized by Play Co. in connection with its marketing and sales; TKO was used for certain items Play Co. previously manufactured. In addition, Play Co. has applied for the federal registration of the name "Toy Co." as a tradename of Play Co.: this application is pending. Three of Play Co.'s New Stores, those located in Arizona Mills, Ontario Mills, and Las Vegas operate under this name. In accordance with its acquisition of Toys, Play Co. acquired the rights to the tradenames "Toys International" and "Tutti Animali."

Financing

     On January 21, 1998, Play Co. entered into a $7.1 million secured, revolving Loan and Security Agreement (the "FINOVA Agreement") with FINOVA. The credit line offered under the FINOVA Agreement replaced the $7 million credit line Play Co. had with Congress Financial Corporation (Western) ("Congress"). Play Co. paid off the Congress loan on February 3, 1998. Play Co. believes that its credit availability against the cost value of its inventory under the FINOVA Agreement will be comparable to its availability under the Congress loan. The FINOVA credit line is secured by substantially all Play Co.'s assets and expires on August 3, 2000. It accrues interest at a rate of floating prime plus one and one-half percent.

     Under the FINOVA Agreement, Play Co. is able to borrow against the cost value of eligible inventory and is able to borrow up to $2.4 million against a combination of $3 million in standby letters of credit in favor of FINOVA and restricted cash provided by a subordinated loan compared to a $2 million advance against $3 million in standby letters of credit under the Congress Arrangement. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan; $1.0 million was provided in the form of a standby letter of credit issued by Multimedia, an affiliate of Play Co.; the other $500,000 was provided by Play Co.

     Play Co. relies on credit terms from its suppliers and manufacturers to purchase nearly all of its inventory. While its accounts payable to vendors is current as of March 31, 1998, there can be no assurance that Play Co. will be able to keep such payable current in the future. Credit arrangements vary for reasons both within and outside the control of Play Co. See "-- Suppliers and Manufacturers."

     Play Co. has entered into one fixture financing agreement, with Pacifica Capital, for the leasing of fixtures for its remodeled store in the Century City Shopping Center located in west Los Angeles. The agreement is for a term of five years and provides fixture financing in the approximate amount of $85,000. The financing is secured by the store fixtures. Play Co. is negotiating two additional fixture financing arrangements which it hopes to consummate by August 1998. There can be no assurance, however, that either such financing will be consummated.

Competition

     The toy and hobby products market is highly competitive. Though Play Co.'s New Stores offer a combination of traditional, educational, new electronic interactive, specialty, and collectible toys and items, Play Co. remains in direct competition with local, regional, and national toy retailers and department stores, including Toys R Us (considered to be the dominant toy retailer in the United States), Kay Bee Toy Stores, K-Mart, and Wal Mart. Most of Play Co.'s larger competitors are located in free-standing stores, not malls. Kay Bee stores however, are located in malls, though their product line is different than Play Co.'s. In addition, the toy and hobby products market is particularly characterized by large retailers and discount stores with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. Play Co. competes as to price, personnel, service, speed of delivery, and breadth of product line. Many of Play Co.'s competitors have greater financial and marketing resources than those of Play Co.

     As a result of the continual changing nature of children's consumer preferences and tastes, the success of Play Co. is dependent on its ability to change and adapt to such changing tastes and preferences. Children's entertainment products are often characterized by fads of limited life cycles. Combining the traditional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate Play Co.'s stores from those of any of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. Play Co. will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

     Most of the companies with which Play Co. compete have more extensive research and development, marketing, and customer support capabilities and greater financial, technological and other resources than that of Play Co. There can be no assurance that Play Co. will be successful or that it can distinguish itself from such larger, more well known entities. In addition, Play Co. does not believe there are any significant barriers to entry to discourage new companies from entering into this industry.

Employees

     As of March 31, 1998, the Company had three executive officers and no other employees. Play Co. has three executive officers, approximately 65 full time employees, and approximately 259 part time employees. None of the employees of Play Co. is represented by a union, and Play Co. considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of Play Co.'s store managers reports to Play Co.'s Director of Operations and Director of Merchandising who in turn report directly to Play Co.'s Executive Officers.


ITEM 2.           DESCRIPTION OF PROPERTY

     Until April 1998, Company subleased 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, at an approximate rate of $12,500 per annum. It is at this location that the Company housed its administrative offices, factory, and warehouse. Until January 31, 1997, the Company also subleased an 858 square foot showroom at 1400 Broadway, New York, New York. In order to reduce expenses, however, the Company chose not to renew this sublease when it expired on January 31, 1997.

     In April 1998, in connection with the Company's cessation of its textile operations, the Company moved its administrative offices to 1410 Broadway, Suite 1602, New York, New York 10018 and vacated its former office, factory, and warehouse space at 448 West 16th Street. Its office space at this location is leased to U.S. Apparel Corp., a subsidiary of Multimedia, the Company's parent corporation, both of which have Mr. Arbel as their president. Pursuant to an oral agreement with U.S. Apparel Corp., the Company pays no remuneration for its use of the premises.

     Play Co. maintains approximately 3,500 square feet of executive office space and until recently, Play Co.'s stores were serviced from two adjacent distribution facilities (one 43,000 square feet in size, the other 18,000 square feet in size), encompassing an aggregate of approximately 61,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, Play Co. returned 12,800 feet of the 18,000 square foot warehouse space to the landlord. The combined 51,700 square foot office and warehouse space are leased at an approximate annual cost of $281,000, the lease expiring on April 30, 2000. The office and warehouse are leased from a company owned in part by Richard Brady, the President and a Director of Play Co. Play Co. believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. In addition, Play Co. currently leases 18 stores in southern California and one store in Arizona. During the last calendar quarter of 1997, Play Co. opened a temporary short-term seasonal store (in Crystal Court Mall in Costa Mesa, California) and three new stores in high traffic shopping malls: one in South Bay Galleria in Redondo Beach, California; one in Ontario Mills in Ontario, California; and one in Arizona Mills in Tempe, Arizona (Play Co.'s first store outside of southern California). In addition, in 1998, Play Co. has opened one store in Las Vegas, Nevada and has executed five additional leases to open additional locations within the remainder of the 1998 calendar year.

     Play Co. has recently completed the enlargement of one of its 19 stores, the Toys store located in Los Angeles, California. The lease for this store expired in January 1998 and was extended, at a new location within the same mall, through and until March 31, 2001. Three of Play Co.'s other stores are operating under leases that either also have expired or will expire in 1998, the fate of such stores to depend upon Play Co.'s intentions and concomitant lease negotiations with the landlords of same

ITEM 3.           LEGAL PROCEEDINGS

     The Company is not a party to any material litigation, and is not aware of any threatened litigation that would have a material adverse effect on its business. Play Co. is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except as described below.

     In June 1997, in the Superior Court of the State of California, Los Angeles County, Shook Development Corp. commenced suit against Play Co. for breach of contract pertaining to premises leased by Play Co. from South San Dimas, a California Limited Partnership. In addition, in the Superior Court of the State of California, Orange County, Prudential Insurance Company of America commenced suit against Play Co. for breach of contract pertaining to premises leased by Play Co. In May 1997, in the Superior Court of the State of California, Los Angeles County, PNS Stores, Inc. commenced suit against Play Co. and its former guarantor for breach of contract pertaining to premises leased by Play Co. These actions settled for an aggregate of $469,600 during fiscal year 1998.

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against Play Co. and its former guarantor for breach of contract pertaining to premises leased by Play Co. in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. Play Co. vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees. This action is in the discovery phase.

     No Director, Officer, or affiliate of the Company or Play Co., nor any associate of either, is a party to, or has a material interest in, any proceeding adverse to the Company or Play Co.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's Units were quoted on the Nasdaq SmallCap Stock Market until August 28, 1997, at which time Nasdaq delisted the Company's securities. The Company's Units are currently quoted on the OTC Bulletin Board. The following table sets forth representative high and low closing bid quotes as reported by a market maker for the Company's Units during the period February 8, 1993 through August 28, 1997 when the Company's securities were listed on the Nasdaq SmallCap Market. Thereafter, from August 29, 1998 through June 30, 1998, the chart represents high and low closing prices as reported by a market maker for the Company's securities during the period which the Company's securities were listed on the OTC Bulletin Board. Bid and price quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.


                                  Common Stock

Calendar Period                                 Low                         High

1996

04/01/96 - 06/30/96                             0.63                        2.00
07/01/96 - 09/30/96                             1.00                        2.25
10/01/96 - 12/31/96                             0.25                        0.91

1997

01/01/97 - 03/31/97(1)                          0.156                       1.00
04/01/97 - 06/30/97                             0.81                        1.00
07/01/97 - 08/28/97(2)                          0.13                        10.81
08/29/97 - 09/30/97                             0.22                        0.22
10/01/97 - 12/31/97                             0.01                        0.75

1998

01/01/98 - 03/31/98                             0.27                        0.75
04/01/98 - 06/30/98                             0.25                        0.30



     (1) Reflects the 1 for 10 reverse stock split in March, 1997.

     (2) The Company was delisted from the Nasdaq SmallCap Stock Market on August 28, 1998.

     As of June 29, 1998, there were approximately 50 holders of record of the Company's Common Stock, although the Company believes that there are approximately 800 additional beneficial owners of shares of Common Stock held in street name. As of June 29, 1998, 4,550,236 of the Company's shares of Common Stock were outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                       1998                          1997
                                                     ------------------             -------
Balance Sheet Data:

 Working capital (deficiency)                          $ 477,340                     $ (1,386,836)
 Total assets                                         14,359,762                       10,637,347
 Total current liabilities                             8,769,627                        9,213,460
 Long-term obligations                                 7,055,549                          226,925
 Stockholders' equity                                 (2,623,928)                        (810,218)


Operating Data:

 Net sales                                           $23,019,748                      $20,613,512
 Cost of sales                                        15,222,746                       16,030,785
 Total operating expenses                             10,493,858                        8,756,265
 Net income (loss)                                    (2,663,710)                      (3,648,607)
 Income (loss) per common share (1)                      $( 2.09)                          $(3.73)
 Weighted average shares outstanding (1)                                                1,276,424         978,805
---------------------------

(1) adjusted for effects of 1 for 10 reverse stock split in March 1997


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

     The Company's Board of Directors voted to cease all manufacturing activities as of March 31, 1998, due to continuing losses. The consolidated financial statements contained herein in this document reflect the continuing operations of the Company's subsidiary, Play Co.

For the year ended March 31, 1998 compared to the year ended March 31, 1997

     Consolidated net sales for the year ended March 31, 1998 were $23,019,748. This represented an increase of $2,406,236, or 11.7% over net sales of $20,613,512 for the year ended March 31, 1997. The net increase was comprised of an increase in Play Co.'s net sales of $2,944,251 and a decrease of $538,015 in United Textiles & Toys Corp.'s net sales for the comparable period. United Textiles & Toys Corp. reported net sales of $451,221 for the year ended March 31, 1998.

     Approximately 2.46 million of Play Co.'s increase came from new stores (including the three Toys International, Inc. stores) and the remaining $480,000 was attributed to a 3.7% increase in same store sales.

     At the end of March 1998, Play Co. had 19 retail locations, compared to 21 retail locations at the end of March 1997. During fiscal 1998 Play Co. opened four New Stores and closed six Old Stores.

     Consolidated cost of sales were $15,222,746 for the year ended March 31, 1998 as compared to $16,030,785 for the year ended March 31, 1997. This represented a decrease of $808,039 or 5%. The decrease can be attributed again to increased sales volume as well as a change in Play Co.'s merchandising mix to augment its historical product base of lower marginal toys with educational and specialty toys which generally produce better margins than traditional toys.

     Consolidated operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) were $9,235,979 for the year ended March 31, 1998 as compared to $8,305,145 for the year ended March 31, 1997. This represented an increase of $930,834 or 11%. The increase can be attributed to a growth in rent expense, payroll, and related costs associated with new store openings by Play Co. The remaining increase was due to shutdown expenses by the Company.

     Play Co. incurred $583,541 of litigation related expenses in the year ended March 31, 1998. The expenses were associated with the closure of five store locations and related subsequent litigation. This expense includes settlement amounts relating to four of the five closed locations and the related legal fees and costs. Play Co. remains in litigation regarding the fifth closed store.

     Depreciation and amortization expense in the year ended March 31, 1998 was $674,338 as compared to $451,120 in the year ended March 31, 1997. This represented an increase of $223,218 or 49%. The primary reason for this increase was the resultant depreciation on fixed assets purchased for four new stores opened by Play Co. during the year ended March 31, 1998.

     Total interest expense amounted to $815,520 for the year ended March 31, 1998. This represented a decrease of $154,109 of 16%. The decrease can be attributed to lower borrowing by the Company.

     For the year ended March 31, 1998, subsequent to the adjustment for the minority interest in the net loss of Play Co., the Company reported a consolidated net loss of $2,663,710 or $2.09 per common share. For the year ended March 31, 1997, subsequent to the minority interest adjustment, the Company reported a consolidated net loss of $3.73 which was adjusted for the effect of a 1 for 10 reverse stock split in March 1997. Management attributes the decrease in net loss per share to increased sales performance of the Play Co. retail units.

Liquidity and Capital Resources

     At March 31, 1998, consolidated working capital was $477,340 as compared to a working capital deficit of $1,386,836 as of March 31, 1997. This change in consolidated working capital was largely due to the classification of Play Co. borrowings under Play Co.'s new financing agreement as a long-term liability at March 31, 1998 as compared to the borrowings under its previous financing agreement that were classified as a current liability at March 31, 1997.

     For the year ended March 31, 1998, consolidated operating activities provided funds of $423,408 as compared to the year ended March 31, 1997 in which $2,944,747 was used in operating activities. The decrease was due primarily to the increase in accounts payable at March 31, 1998.

     The Company used $3,288,529 in investing activities for the year ended March 31, 1998 as compared to a usage of $1,023,707 for the year ended March 31, 1997. The increase is due to primarily to $2,250,000 used for the purchase of restricted certificates of deposit, with the remainder related primarily to the purchase of property and equipment primarily at four new stores opened by Play Co. in the year ended March 31, 1998.

     Consolidated financing activities generated funds of $3,379,831 during the year ended March 31, 1997 as compared to a generation of $4,037,549 in funds during the year ended March 31, 1997. The primary elements in the generation of financing funds were net borrowings under a new financing agreement by Play Co., issuance of additional common shares by United Textiles and net proceeds received by Play Co. from notes payable.

     For the years ended March 31, 1998 and 1997, Play Co. generated losses of $2,054,470 and $3,584,881 respectively, which amounts include the minority shareholders pro rata share. As a result, consolidated net cash increased from $144,668 at March 31, 1997 to $514,710 at March 31, 1998.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, Play Co. enjoyed significant increases in sales and gross profits in the year ended March 31, 1998. While Play Co. believes that its new product mix will remain popular with the consumer market for the remainder of 1998, there can be no assurance that this growth will continue. The history of the toy industry indicates that there is generally at least one highly popular toy every year.

     Play Co.'s sales efforts are focused primarily on a defined geographic segment consisting of the Southern California area and the Southwestern United States. Play Co.'s future financial performance will depend upon continued demand for toys and hobby items and on the general economic conditions within that geographic market area, its ability to choose locations for new stores, its ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in customer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the toy industry.

Seasonality

     Play Co.'s operations are highly seasonal with approximately 30-40% of its sales falling within the third quarter which encompasses the Christmas selling season. Play Co. intends to open new stores throughout the year, but generally before the Christmas selling season, which will make third quarter sales an even greater percentage of the total year's sales.

Impact of Inflation

     The impact on consolidated results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time.


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

         The executive Officers and Directors of the Company are as follows:

         NAME                                        AGE      POSITION

         Ilan Arbel                                  43       Chief Executive Officer,
                                                              President, and Director

         Moses Mika                                  78       Director

         Allean Goode                                63       Secretary, Treasurer, and
                                                              Director

         Rivka Arbel                                 44       Vice President and Director


     All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no family relationships between or among any Officers or Directors of the Company, except that Rivka Arbel is the sister-in-law of Ilan Arbel.

     Ilan Arbel has been President, Chief Executive Officer, and a Director of the Company since 1991. Mr. Arbel was the President, Chief Executive Officer, and a Director of American Toys from its inception in February 1993 until July 1996. He was the President, Secretary and a Director of Multimedia from inception until June 12, 1995 upon the election of Sheikhar Boodram. Mr. Arbel was re-elected as President of Multimedia in May 1996. In August 1995 Mr. Arbel was re-elected as a Director of Multimedia. In May 1993, Mr. Arbel became a Director of Play Co., and from June 1994 until his resignation in April 1997, he was Chairman of the Board of Play Co. Since August 1995, Mr. Arbel has been a Director of Multimedia. Since 1989, he has been the sole Officer and Director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is also the sole Officer and Director of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has B.A. degrees in Economics, Business, and Finance.

     Moses Mika was appointed Director of the Company in March 1998. Mr. Mika has been retired since 1989.

     Allean Goode has been Secretary, Treasurer, and a Director of the Company since September 1992. Ms. Goode was appointed Secretary and Treasurer of Multimedia in March 1998. Ms. Goode was Assistant Secretary of Play Co. from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for the Company. Ms. Goode was Secretary, Treasurer, and a Director of American Toys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as Office Manager and Bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

     Rivka Arbel has been a Director of the Company since September 29, 1992. From March, 1996 to present she has been a Vice President of the Company. From 1986 to present, Ms. Arbel has been President and a Director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms. Arbel is the sister-in-law of Ilan Arbel, the Company's President and Chief Executive Officer.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Officers, Directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's Officers, Directors, and greater than ten percent shareholders, during fiscal 1998, the Company has been informed that all Officers, Directors, or greater than ten percent shareholders have stated that they have filed such reports as are required pursuant to Section 16(a) during the 1996 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.


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

                           Summary Compensation Table

                               Annual Compensation


         (a)                     (b)        (c)            (d)                (e)                   (g)

                                                                                                 Securities
Name and Principal                                                        Other Annual           Underlying
Position                       Year         Salary($)    Bonus($)(1)      Compensation($)        Options/ SARs(#)

Ilan Arbel(2)                  1998           -             -                    -                      -
 Chief Executive Officer       1997           -             -                    -                   3,000,000
  of the Company               1996           -             -                    -                      -


     (1) No bonuses were paid during the periods herein stated.

     (2) Mr. Arbel became the Chief Executive Officer of the Company in February 1991. Mr. Arbel does not receive any compensation from the Company for being an Officer or Director.

Employment Agreements

     In May 1996, the Company entered into five year employment agreements with each of Mr. Arbel and Rivka Arbel. Pursuant to such agreements, Mr. Arbel and Ms. Arbel were granted options to purchase an aggregate of 3,000,000 and 400,000 pre-reverse split shares, respectively, of the Company's Common Stock at a purchase price equal to the average bid price for the Company's Common Stock as reported on the Nasdaq SmallCap Stock Market, for a period of ninety days ending five days prior to exercise. See "Certain Relationships and Related Transactions"

1992 Stock Option Plan

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

     Options will be exercisable for a term determined by the Board which will not be less than one year. Options may be exercised only while the original grantee has a relationship with the Company or a subsidiary of the Company which confers eligibility to be granted options or up to ninety (90) days after termination at the sole discretion of the Board. In the event of termination due to retirement, the Optionee, with the consent of the Board, shall have the right to exercise his option at any time during the thirty-six (36) month period after such retirement. Options may be exercised up to thirty-six (36) months after death or total and permanent disability. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan) in the discretion of the Board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or the guardian or legal representative of the holder.

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


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at June 29, 1998, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of 5% or more of the outstanding Common Stock; (ii) by each Director; (iii) and by all Officers and Directors as a group. Except as otherwise indicated below, each named beneficial owner has sole voting and investment power with respect to the shares of Common Stock listed.

Name and Address                                     Amount and Number
of Beneficial Owner                                  of Beneficial Owner                         Percentage of Outstanding

Multimedia Concepts                                  3,571,429                                   78.5%
 International, Inc.
1410 Broadway, Suite 1602
New York, NY  10018

Ilan Arbel (1)                                                0                                    --
c/o United Textiles &
Toys Corp.
1410 Broadway, Suite 1602
New York, NY  10018

Allean Goode                                                  0                                    --
c/o United Textiles &
Toys Corp.
1410 Broadway, Suite 1602
New York, NY  10018

Moses Mika                                                    0                                    --
c/o United Textiles &
Toys Corp.
1410 Broadway, Suite 1602
New York, NY  10018

Rivka Arbel (1)                                               0                                    --
c/o United Textiles &
Toys Corp.
1410 Broadway, Suite 1602
New York, NY  10018

Europe American                                               420,000                            9.2%
Capital Foundation
Box 47
Tortola British Virgin Islands

Officers and Directors
  as a Group                                                  0                                    --
  (4 persons)
---------------------------------------------------------

     (1) Does not include an aggregate of 3,000,000 and 400,000 shares purchased pursuant to the exercise of options granted in May 1996 to Ilan Arbel and Rivka Arbel, all of which were exercised and the underlying shares sold pursuant to an S-8 registration statement. See "Certain Relationships and Related Transactions."

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, the Company entered into five year employment agreements with each of Mr. Arbel and Rivka Arbel. Pursuant to such agreements, Mr. Arbel and Ms. Arbel were granted options to purchase an aggregate of 3,000,000 and 400,000 pre-reverse split shares, respectively. Of the aggregate of 3,400,000 shares, 1,350,000 were exercised at a purchase price of $1.63 per share and 2,050,000 were exercised at a purchase price of $1.75. The price was equal to the average bid price for the Company's Common Stock as reported on the Nasdaq SmallCap Stock Market, for a period of ninety days ending five days prior to exercise. Such options were exercised in May and June 1996, and the shares were subsequently sold in June 1996.

     On January 2, 1998, the Company issued 3,571,429 shares of its Common Stock to Multimedia Concepts International, Inc. ("Multimedia"), a company of which Ilan Arbel is President and a Director, at a price of $.28 per share ($.01 above the closing price on December 31, 1997) as payment for $1,000,000 loaned by Multimedia to the Company. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of Common Stock of the Company.


                                    PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) See annexed financial statements

     (b) During the last quarter of the period covered by this report, the Company filed a Form 8-K, dated March 31, 1998, in which it reported the resignation of Sheikhar Boodram as Director.

     (c) The following exhibits (except those marked with an "*," which are filed herewith) were previously filed with the Commission and are incorporated by reference herein, either (i) pursuant to the Company's registration statement on form SB-2, File No. 33-55548-NY (the "SB-2) or as referenced. Pursuant to 17 C.F.R. '230.411 all exhibits are incorporated herein.

3.1               -        Certificate of Incorporation of the Company filed March 19, 1991.
3.2               -        Amendment to Certificate of Incorporation of the Company, filed in December, 1992.
3.3               -        By-Laws of the Company.
3.5               -        Amended and Restated Certificate of Incorporation of Play Co. Toys, filed on June 15, 1994 (filed as an exhibit to Form 10-KSB for the year ended March 31, 1994 and incorporated herein by reference).
3.6               -        By-Laws of Play Co. (filed as an exhibit to Form 10-KSB for the year ended March 31, 1994 and incorporated herein by reference).
3.9               -        Certificate of Amendment to Certificate of Incorporation of the Company, filed in March 1997.
4.1               -        Specimen Common Stock Certificate.
4.2               -        Specimen Warrant Certificate.
10.1              -        The Company's Incentive Stock Option Plan.
10.2              -        Sublease at 448 West 16th Street, New York, New York.
10.12             -        Stock Purchase Agreement between Play Co. and American Toys (filed as an exhibit to Form 10-KSB for the year ended March 31, 1994 and incorporated herein by reference)..
10.14             -        Non-Competition Agreement between Play Co. and Rich Brady (filed as an exhibit to Form 10-KSB for the year ended March 31, 1994 and incorporated herein by reference).
10.41             -        Extension of Warehouse Lease (filed as an exhibit to Form 10-KSB for the year ended March 31, 1994 and incorporated herein by reference).
10.59             -        Waiver of Play Co.'s right to call shares of Messrs. Brady and Davidson. (filed as an exhibit to Form
                              10-KSB for the year ended March 31, 1994 and incorporated herein by reference).
10.65             -        Compensation agreement between the Company, Ilan Arbel and Rivka Arbel. (filed as an exhibit to Form
                              10-KSB for the transition period of October 1, 1994 to March 31, 1995 and incorporated herein by reference).
16.01             -        Letter on change in certifying accountant (filed as an exhibit to Form
                           8-K/A, dated May 14, 1997 and incorporated  herein by reference).
16.02             -        Letter on change in certifying accountant (filed as an exhibit to Form 8-K, dated July 21, 1997 and incorporated herein by reference).
27.01*            -        Financial Data Schedule.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International Inc.)

                                TABLE OF CONTENTS

                        March 31, 1998 and March 31, 1997





                                                                                                                           Page


      Report of Independent Certified Public Accountant                                                                    F-2

      Consolidated Financial Statements:

        Consolidated  Balance Sheets as of March 31, 1998 and March 31, 1997 F-3
        Consolidated Statements of Operations for the years ended March 31, 1998
              and March 31, 1997                                                                                           F-5
        Consolidated Statement of Changes in Stockholders' Equity for the two years
              in the period ended March 31, 1998                                                                           F-6

        Consolidated Statements of Cash Flows for the years ended March 31, 1998
              and March 31, 1997                                                                                           F-7


        Notes to Financial Statements                                                                                      F-9


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




Board of Directors United Textiles & Toys Corp.


     We have audited the accompanying consolidated balance sheets of United Textiles & Toys Corp. ( A subsidiary of MultiMedia Concepts International, Inc.) as of March 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Textiles & Toys Corp. at March 31, 1998 and March 31, 1997, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.






JEROME ROSENBERG, CPA,P.C.




Syosset, New York
June 10, 1998

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)



                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1998 and March 31, 1997

                                                       March 31,     March 31,
                                                         1998          1997


                                                  ASSETS (Note 8)

      CURRENT ASSETS:
 Cash ............................................   $   659,378   $   144,668
 Restricted certificate of deposit (Notes 4 and 8)       250,000          --
 Accounts receivable .............................       136,413       181,420
 Inventories (Notes 2d and 8 .....................     7,872,804     7,124,035
 Prepaid expenses and other current assets .......       189,516       252,901
 Loans and advances-officer ......................       138,856       123,600
                                                     -----------   -----------

   Total current assets ..........................     9,246,967     7,826,624
                                                     -----------   -----------

PROPERTY AND EQUIPMENT-NET(Notes 2f and 7) .......     2,782,386     2,478,706
                                                     -----------   -----------

OTHER ASSETS:
Restricted certificate of deposit (Notes  4 and 8)     2,000,000          --
Deposits and other assets (Note 8 ................       330,409       332,017
                                                     -----------   -----------

   Total assets ..................................   $14,359,762   $10,637,347
                                                     ===========   ===========













                 See accompanying notes to financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1998 and March 31, 1997

                                                                                March 31,      March 31,
                                                                                1998           1997
                                                                                ---------      ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Borrowings under financing agreement ....................................   $       --      $  4,438,875
 Accounts payable ........................................................      6,882,665       3,318,472
 Accrued expenses and other current liabilities ..........................        817,788         510,447
 Due to affiliates .......................................................        719,174         804,000
 Current portion of notes payable (Note 10 ) .............................        350,000         141,666
                                                                             ------------    ------------
   Total current liabilities .............................................      8,769,627       9,213,460
                                                                             ------------    ------------

LONG-TERM LIABILITIES:
Borrowings under financing agreement (Note 8 ) ...........................      5,445,198            --
Note payable, net of current portion (Note 10) ...........................      1,500,000         100,000
Deferred rent liability ..................................................        110,351         126,925
                                                                             ------------    ------------
   Total long-term liabilities ...........................................      7,055,549         226,925
                                                                             ------------    ------------
   Total liabilities .....................................................     15,825,176       9,440,385
                                                                             ------------    ------------

MINORITY INTEREST IN SUBSIDIARY ..........................................      1,158,514       2,007,180
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4,8,9,10,11 AND 13)

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; 10,000,000 shares authorized; 4,550,234 shares issued and  outstanding  at March 31, 1998 and 978,805  shares issued and
     and outstanding at March 31, 1997 ...................................          4,550             979
  Additional paid-in capital .............................................      8,142,281       7,145,852
 Common stock subscribed .................................................           --           150,000
 Retained earnings (Deficit) .............................................    (10,770,759)     (8,107,049)
                                                                              ------------    ------------
      Total stockholders' equity .........................................     (2,623,928)        (810,218)
 Total liabilities and stockholders' equity                                  $ 14,359,762    $ 10,637,347
                                                                              ------------    ------------





                 See accompanying notes to financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      Years Ended March 31,
                                                                    1998            1997

Net sales ......................................................   $ 23,019,748    $ 20,613,512
                                                                   ------------    ------------
Cost of sales ..................................................     15,222,746      16,030,785
                                                                   ------------    ------------

Gross profit ...................................................      7,797,002       4,582,727

Operating expenses:
Operating expenses (Notes 14 and 15) ...........................      9,235,979       8,305,145
   Litigation related expenses ( Note 11) ......................        583,541            --
   Depreciation and amortization ...............................        674,338         451,120
                                                                   ------------    ------------

            Total operating expenses ...........................     10,493,858       8,756,265
                                                                   ------------    ------------

   Operating (loss) ............................................     (2,696,856)     (4,173,538)
                                                                   ------------    ------------

   Other income:
            Interest and other income ..........................           --            35,513
                                                                   ------------    ------------

                                                                     (2,696,856)     (4,138,025)

Interest expense: ( Note 8 )
   Interest and finance charges ................................        526,875         663,018
   Amortization of debt issuance costs .........................        288,645         306,611
                                                                   ------------    ------------
   Total interest expense ......................................        815,520         969,629
                                                                   ------------    ------------

(Loss) before Minority interest ................................   $ (3,512,376)     (5,107,654)

  Minority interest in net (loss)
    of consolidated subsidiary (Note13) ........................        848,666       1,459,047
                                                                   ------------    ------------

Net (loss) .....................................................   $ (2,663,710)   $ (3,648,607)
                                                                   ============    ============

(Loss) per basic and diluted common share and share equivalents:
   Net loss before minority interest ...........................      $ ( 2.75)       $ ( 5.22)
   Minority interest in net loss ...............................            .66            1.49
                                                                   ------------    ------------

Net (loss) .....................................................   $      (2.09)      $ ( 3.73)
                                                                   ============    ============

Weighted average number
  of common shares outstanding .................................      1,276,424         978,805
                                                                   ============    ============

                 See accompanying notes to financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                  Years Ended March 31, 1998 and March 31, 1997

                                                                 Additional     Common
                                    Common Stock                 Paid-in        Stock         Accumulated
                                    Shares         Amount        Capital        Subscribed    Deficit


Balance, April 1, 1996 .......      2,188,050    $     21,881    $  5,709,930   $    150,000   $ (4,458,442)

Issuance of shares in lieu of
  compensation ...............      3,400,000          34,000       1,339,020           --             --

Issuance of shares to
  affiliate ..................      4,200,000          42,000            --             --             --

Reverse 1:10 stock split .....     (8,809,245)        (96,902)         96,902

Net loss for the year ended
  March 31, 1997 .............           --              --              --             --       (3,648,607)
                                 ------------    ------------    ------------   ------------   ------------

Balance, March 31, 1997 ......        978,805    $        979    $  7,145,852   $    150,000   $ (8,107,049)

Issuance of shares to
  Multimedia .................      3,571,429           3,571         996,429

Reversal of stock subscription       (150,000)

Net loss for the year ended
  March 31, 1998 .............           --              --              --             --       (2,663,710)
                                 ------------    ------------    ------------   ------------   ------------

Balance, March 31, 1998 ......      4,550,234    $      4,550    $  8,142,281           --     $(10,770,759)
                                 ============    ============    ============   ============   ============











                 See accompanying notes to financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash




                                                                      Year Ended
                                                                 March 31,       March 31,


                                                                 1998            1997
                                                                 ----            ----
      CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................   $(2,663,710)   $(3,648,607)
                                                                 -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization ..............................       674,338        451,120
  Deferred rent ..............................................       (16,574)       (71,010)
  Minority interest in net loss of subsidiary ................      (848,666)    (1,459,047)
  Loss on abandonment of assets ..............................        45,255           --

Changes in assets and liabilities:
 Decrease in Accounts receivable .............................        45,007        131,648
(Increase) decrease in Merchandise inventories                      (748,769)     1,149,190
 Decrease in prepaid expenses and other current assets .......        63,385         85,943
 Decrease in deposits and other assets .......................         1,608         57,284
 Increase in accounts payable ................................     3,564,193        391,645
 Increase (decrease) in accrued expenses and other liabilities       307,341        (32,913)
                                                                 -----------    -----------
   Total adjustments .........................................     3,087,118        703,860
                                                                 -----------    -----------
   Net cash provided by operating activities .................       423,408     (2,944,747)
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit ...............    (2,250,000)          --
Purchases of property and equipment ..........................    (1,023,273)      (998,212)
 Loans (made to) officer .....................................       (15,256)       (35,495)
                                                                 -----------    -----------
   Net cash (used for) investing activities ..................    (3,288,529)    (1,023,707)
                                                                 -----------    -----------





                 See accompanying notes to financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash


                                                          March 31,       March 31,
                                                            1998            1997
                                                            ----            ----



      CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under financing agreement .....     1,006,323      1,035,850
       Loans and advances-affiliates ................       (84,826)       385,439
       Issuance of common stock .....................     1,000,000           --
       Investment by minority shareholders ..........          --        2,374,594
       Proceeds from notes payable ..................     1,750,000        241,666
       Repayment of notes payable ...................      (141,666)
      Reversal of stock subscription ................      (150,000)          --
                                                        -----------    -----------
                  Net cash provided by investing activit  3,379,831      4,037,549
                                                        -----------    -----------


      NET INCREASE (DECREASE) IN CASH ...............       514,710         69,095
      Cash, beginning of period .....................       144,668         75,573
                                                        -----------    -----------
      Cash, end of period ...........................   $   659,378    $   144,668
                                                        ===========    ===========





      Supplemental disclosure of cash flow information:
      Interest paid .................................   $   526,875    $   663,018
      Taxes paid ....................................   $       800    $       800









                 See accompanying notes to financial statements

                   UNITED TEXTILE & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Note 1-       DESCRIPTION OF COMPANY:

     United Textiles & Toys Corp. (the "Company" or "United Textiles") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company was engaged in the design, manufacturing and marketing of a variety of lower priced women's dresses, gowns and separates for special occasions and formal events. The Company's products were sold primarily in retail clothing and department stores throughout the United States.

     As a result of continuing losses, the Company's Board of Directors voted to discontinue operating activities as of March 31, 1998.

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


      Note 2-       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation:

     The consolidated financial statements include the accounts of United Textiles & Toys Corp. and its subsidiary Play Co. Toys and Entertainment Corp. All material intercompany balances and transactions have been eliminated in consolidation.

         Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         c.  Concentration of Credit Risk:

         Financial   instruments  that   potentially   subject  the  Company  to
concentrations of credit risk consist primarily of cash and accounts receivable.

         The Company maintains at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company's risk is negligible. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

         d.  Merchandise Inventories:

         Merchandise inventories are stated at the lower of cost (first-in, first-out method- "FIFO") or market.

         Fair value of Financial Instruments:

         The carrying amount of the Company's financial instruments, consisting of accounts receivable, accounts payable and borrowings approximate their fair value.

         Fixed Assets and Depreciation:

         Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (3-15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

         g.  Statements of Cash Flows:

         For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)


         h. Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized based upon the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

         i. Net Loss Per Share:

     During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted"  earnings  (loss) per share.  Basic earnings
(loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that
would  result  from  the  exercise  of  stock   options  or  other   convertible
instruments.

         j. Store Openings and Closing Costs:

     Costs incurred by Play Co. to open a new retail location such as advertising, training expenses, and salaries of newly hired employees are generally expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balance of any abandoned leasehold improvements are expensed.

         k. Impairment of Long-Lived Assets:

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective April 1, 1997. There was no impact of such adoption on the Company's financial condition and results of operations.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

         l. Stock-Based Compensation:

     SFAS No. 123, Accounting for Stock-Based Compensation, established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company adopted the disclosure requirements of SFAS No. 123 for stock-based employee compensation effective April 1, 1996. However, the Company continues to use the intrinsic value method for recording compensation expenses as prescribed by Accounting Principles Board Opinion (APB) No. 125, Accounting for Stock Issued to Employees.

     The fair value method prescribed by SFAS No. 123 is used to record stock-based compensation to non-employees.

         m. Effect of New Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in the fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements.

     In April 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. Management does not expect this statement to significantly impact the Company's financial statements.

         n. Reclassification of Prior Year Amounts:

     To enhanced comparability, certain reclassifications have been made to the 1997 financial statements, where appropriate, to conform with the financial statement presentation used in 1998.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-           INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL INC:

     On January 2, 1998, The issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia") a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia.

     As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 59.1% of the outstanding shares of common stock of Play Co., thus Multimedia and its management have obtained beneficial vesting control of Play Co.

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

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores.

     After this transaction, American Telecom effectively obtained beneficial vesting control of the Company and its subsidiary, Play Co.


Note 4-           RESTRICTED CERTIFICATE OF DEPOSIT:

     At March 31, 1998, Play Co. has two certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000 represents collateral against a letter of credit securing the FINOVA Financing ( Note 8) and is classified as a non-current asset, as the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation. The second, in the amount of $250,000, is collateral for a facility for letters of credit.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            ( A Subsidiary of MultiMedia Concepts International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5-           WORKING CAPITAL GUARANTEE OF MAJORITY SHAREHOLDER:

         For the years ended March 31, 1998 and 1997, the Company's Play Co. subsidiary reflected net losses of $2,054,470 and $3,584,881 respectively, which amounts include minority shareholders' pro-rata share. The Company has also reflected substantial losses, which reflects the Board of Directors' decision to cease operating activities.

         The individual, beneficial, majority shareholder of the Company has represented his intent and ability to provide additional working capital to the Company and its subsidiary, should such be necessary.


Note 6-           LOANS AND ADVANCES-OFFICER:

         As of March 31, 1998 and 1997, loans and advances to an officer, aggregated $138,856 and $123,600, respectively, consisted of funds advanced by the Company to an officer.


Note 7-           FIXED ASSETS:

                           Fixed assets consisted of the following:
                                                                                     March 31,
                                                                                -------------------------
                                                                                  1998           1997


         Furniture, fixtures and equipment                                        $4,260,738     $3,737,523
         Leasehold improvements                                                    1,551,760     1,220,246
         Signs                                                                       317,363     280,314
         Vehicles                                                                    104,912     104,912
                                                                                     -------     -------

                                                                                   6,234,773     $5,342,715
              Less: Accumulated depreciation and amortization                     (3,452,387)    (2,864,009)
                                                                                  ----------    -----------
                                                                                  $2,782,386     $2,478,706
                                                                                   =========     ==========

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            ( A Subsidiary of MultiMedia Concepts International, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-           FINANCING AGREEMENTS:

     On February 7, 1996, Play Co. borrowed, under an agreement with Congress Financial Corporation (Western) (the "Congress Financing"), approximately $2,243,000, the proceeds of which were used to repay the then outstanding borrowings under a bank line of credit agreement. The Congress Financing provided for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bore interest at 1.5% above the prime rate, as defined.

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Play Co. granted EACC options to acquire shares of common stock, the value of such options estimated at $224,000 by Play Co.; and options to acquire additional shares of common stock and shares of Play Co.'s Series E preferred stock, the value of these options estimated at $234,000 by Play Co. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 and $214,743 for the years ended March 31, 1998 and 1997 respectively. No options to acquire shares of common stock were exercised before the termination of the exercise period.

     The exercise of options to acquire shares of Series E preferred stock by EACC, before the options terminated in December 1997 upon consummation by Play Co.'s Series E preferred stock offering.

     In March 1997, the Congress Financing was amended to provide or, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, Play Co. borrowed , under an agreement with FINOVA Capital Corporation (the "FINOVA Financing") $4,866,324, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing, and to pay fees related to the FINOVA Financing. The FINOVA Financing provides for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above the prime rate, as defined ( the prime rate at March 31, 1998 was 8.5%). The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
           ( A subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-           FINANCING AGREEMENTS (continued)

     Total fees related to the FINOVA Financing aggregated $272,000 and are being amortized over the 30-month term of the agreement. The unamortized portion of these debt issuance costs, $353,858 is included in "deposits and other assets" at March 31, 1998.

     The FINOVA Financing includes a financial covenant requiring Play Co. to maintain, at all times, net worth, as defined, of $750,000. At March 31, 1998, Play Co. was in compliance with this financial covenant.

     The FINOVA Financing is guaranteed by the Company and is secured by substantially all of the assets of Play Co. and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit (Note 4). The remaining $1,000,000 letter of credit, has been provided by Multimedia the parent of the Company.

Note 9-           ASSET PURCHASE AGREEMENT:

     On January 16, 1997, the Board of Directors of Play Co. approved the purchase of the assets and assumption of certain existing liabilities of Toys International. Toys International is a high-end retailer of toys which operated three mall locations in Southern California. As part of the purchase agreement, Play Co. obtained the rights to the Toys International and Tutti Animali operating name trademarks and also assumed the existing leases at the three locations. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was paid in the form of a cash payment of $759,184 in January 1997 and the execution of two promissory notes aggregating $265,000 (Note 10).

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
           ( A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10-          NOTES PAYABLE:
                                                                                               March 31,
                                                                                   1998                      1997


         Note payable to ABC Fund,  Ltd., an affiliate,  bearing  interest at 5%
         per annum,  principal due on August 15, 2000,  accrued  interest due on
         May 10, 1998, and quarterly until debt paid
         in full or converted( Note 13)                                         $1,500,000



         Note payable to Breaking Waves, Inc. , an
         affiliate, bearing interest at 15% per annum,
         payable in ten monthly installments of $25,000
         plus accrued interest through maturity on
         December 31, 1998. Note is subordinate
         to the FINOVA Financing ( Note 8)                                         250,000


         Note  payable  to  stockholder  of  Toys  International,   non-interest
         bearing,  guaranteed by the Company,  payable in quarterly installments of $25,000 through maturity, on January 6, 1999. Note is subordinate to
         FINOVA Financing
         (Note 8)                                                                  100,000                    200,000


         Note  payable  to  stockholder  of  Toys  International,   non-interest
         bearing,  guaranteed  by the  Company,  payable  in  five  installments ranging from $11,667
         to $15,000 through maturity, on June 16, 1997                                -                        41,666
                                                                                   -------                   --------

         Total notes payable                                                     1,850,000                    241,666


         Less: current portion                                                    (350,000)                  (141,666)
                                                                                  ---------                 ---------

         Long-term portion                                                      $1,500,000                   $100,000
                                                                                ==========                   ========

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
           ( A subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11-          CLOSURE OF RETAIL STORES-LITIGATION:

     During the year ended March 31, 1998, Play Co. closed, and ultimately vacated, five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against the Company to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases.

     Subsequent to the filing of actions by the landlords and through May 1998, Play Co., with the assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600.

     The statement of operations for the year ended March 31, 1998 includes $583,541 of "litigation related expenses" which comprise the settlement costs on the aforementioned leases, legal fees associated with the negotiations and monthly rentals for the locations since vacating the premises.

     Play Co. currently has one remaining landlord/tenant matter which has yet to be resolved. Play Co.'s management expects this matter to be resolved without further material effects on the financial statements.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-          INCOME TAXES:

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                       March 31,
                                                                       -------------------------
                                                                         1998                     1997
                                                                       -----------------          -------
                  Inventories                                            $(227,696)               $(224,180)
                  AMT tax credits                                          (23,260)                 (23,260)
                  Accrued expenses                                         (24,534)                 (21,815)
                                                                           --------                ---------
                        Current portion of net deferred
                           income tax (assets) liabilities                (275,490)                (269,255)
                                                                          ---------                 --------
                  Depreciation and amortization                            (26,974)                (230,925)
                  Loss on disposal of assets                                25,926                      -
                  Net operating loss carryforwards                      (3,877,473)              (3,584,820)
                  Deferred rent liability                                  (43,891)                 (50,945)
                  Income taxes                                                 508                        -
                                                                               ---               ----------
                        Long-term portion of net deferred
                          income tax (assets) liabilities               (3,921,904)              (3,866,690)
                                                                       ------------              -----------

                  Total net deferred income tax
                      (assets) liabilities                              (4,197,394)              (4,135,945)
                                                                       ------------              -----------
                  Valuation allowance                                    4,197,394                4,135,945
                                                                        ----------               ----------
                        Net deferred income taxes                    $       -                   $       -
                                                                     =============               =============


         At March 31, 1998 and 1997, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" to be realized.

         The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:


                                                                                             March 31,

                                                                                   1998                  1997
                                                                                -----------------       -------

                  Federal statutory income tax (benefit) rate                     (34.0)%                (34.0)%
                  State income taxes, net of federal benefit                        0.1                    0.1
                  Change in valuation allowance                                    33.9                   33.9
                                                                                  -----                   ----

                  Effective income tax rate                                          -%                      -%

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-          INCOME TAXES: (continued)

         At March 31, 1998, the Company has net operating loss (NOL) carryforwards of approximately $4,000,000 for federal purposes and approximately $3,800,000 for state purposes. The federal and state NOLs are available to offset future taxable income and expire at various dates through September 30, 2015.

         A portion of the NOLs described above are subject to provisions of the Internal Revenue Code , Section 382, which limits use of net operating loss carryforwards when changes in ownership of more than 50% occur during a three year testing period.


Note 13-          MINORITY INTERESTS IN SUBSIDIARY:

         The Company owns a majority interest (59.1%) in Play Co.. The minority interest liability represents the minority shareholders' portion (40.9%) of Play Co.'s equity at March 31, 1998. The minority interest as reflected in the consolidated balance sheet consists of Play Co.'s Series E preferred stock only. Due to operating losses of Play Co., the minority interest in its common stock has been written down to zero.


Note 14-          COMMITMENTS AND CONTINGENCIES:

         Operating Leases

         The Company until March 31, 1998 occupied space at 448 West 16th Street, New York, NY, where it maintained its administrative offices, showroom , factory and warehouse. It vacated these premises and relocated to 1410 Broadway, New York, NY where it occupies office space with its parent, Multimedia. Multimedia (through its wholly owned subsidiary, U.S. Apparel Corp.) is the prime tenant on the lease and has allowed the Company to occupy space on a rent free basis.

         Play Co. leases its retail store properties under noncancelable operating lease agreements which expire through October 2007 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten year periods.

         Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

         During the years ended March 31, 1998 and 1997, Play Co. incurred rental expense under all operating leases of $3,112,822 and $2,681,728 respectively. Contingent rent expense was insignificant during the years ended March 31, 1998 and 1997.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
           ( A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14-          COMMITMENTS AND CONTINGENCIES: (continued)

         During the year ended March 31, 1997, Play Co. subleased portions of its warehouse building and a portion of one of its retail locations under noncancelable operating leases. Sub lease income for the year ended March 31, 1997 was $93,822. (Note 15)

         At March 31, 1998, the aggregate future minimum lease payments due under these noncancelable leases are as follows:

                  Year Ending
                    March 31,                                           Amount

                  1999                                                  $2,541,123
                  2000                                                   2,583,314
                  2001                                                   2,103,669
                  2002                                                   1,788,302
                  2003                                                   1,665,152
                  Thereafter                                             3,919,531
                                                                         ---------
                  Total minimum lease payments                         $14,601,091
                                                                       ===========

         Termination of Warehouse Lease

         In April 1997, Play Co. negotiated a settlement with a landlord for an excess warehouse facility, whereby Play Co. was released from the lease obligation for a settlement of $60,000. This early lease termination will result in annual savings of approximately $235,000 based on the original scheduled lease term through April 2000.

         Convertible Debt Agreement

         As discussed in Note 10, Play Co. has a $1.5 million note payable to ABC Fund, an affiliate. Prior to the August 15, 2000 maturity date, the note payable is convertible into the common stock of a subsidiary of Play Co. ABC Fund may, at its option, convert all or a portion of the note and accrued unpaid interest thereon into up to 25% of the common stock of the subsidiary at an exercise price equal to the net book value of the subsidiary's shares.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- COMMITMENTS AND CONTINGENCIES: (continued)

         Dependence on Suppliers

     For the year ended March 31, 1998, the Company (United Textiles) ceased manufacturing activities. All remaining inventory has been disposed of.

     Approximately thirty-one percent (31%) of Play Co.'s inventory purchases are made directly from five (5) manufacturers. Play Co. typically purchases products from it suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of Play Co.'s relationship with a major supplier could have a material adverse effect on Play Co.'s business.

         Seasonality

     Play Co.'s business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December.
Accordingly, in order for Play Co. to operate, it must obtain substantial short-term borrowings from lenders and its suppliers during the first three-quarters of each fiscal year to purchase inventory and for operating expenditures. Historically, Play Co. has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers and reduce outstanding borrowings from its lender during the fourth quarter of its fiscal year.


Note 15-          RELATED PARTY TRANSACTIONS:

         Office and warehouse lease

     Play Co. leases an office and warehouse building from a partnership of which one of the partners is a Company officer, stockholder, and director. Rent expense under this lease for the years ended March 31, 1998 and 1997 totaled $247,289 and $227,546, respectively. The lease expires in April 2000.

         Sub-Lease

     During the year ended March 31, 1997, sub-lease rental income included $54,422 from an entity in which stockholders and employees of Play Co. have an ownership interest. Sub-lease income was insignificant for the year ended March 31, 1998.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of MultiMedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15-          RELATED PARTY TRANSACTIONS (continued)

         Consulting Agreement

     In January 1997, Play Co. entered into a consulting agreement with the stockholder of Toys International as part of the purchase agreement with Toys International. The term of the agreement commenced on January 16, 1997, expired on April 16, 1997 and called for three monthly payments of $10,000 each. As a result, the expenses related to the agreement totaled $23,334 and $6,666 for the years ended March 31, 1998 and 1997, respectively.

         Consulting Fees

     Play Co. made payments aggregating $25,000 and $7,000 to the Chairman of the Board of Directors for various consulting services during the years ended March 31, 1998 and 1997, respectively.

         Commitment of Financing

     The individual, beneficial majority stockholder of the Company, in a letter dated May 15, 1998, has represented his intent and ability to provide additional working capital to Play Co., should such be necessary, through September 1999.


Note 16-          SUBSEQUENT EVENTS:

     In April 1998, American Telecom in transaction in which shares were exchanged, exchanged all its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom PLC.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of July, 1998.


United Textiles & Toys Corp.


By: /s/Ilan Arbel
Ilan Arbel, President,
Chief Executive Officer, and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



/s/Ilan Arbel                                        Chief Executive Officer,                             7/22/97
Ilan Arbel                                           President, and Director                              Date


/s/Allean Goode                                      Secretary, Treasurer, and                            7/22/97
Allean Goode                                         Director                                             Date


/s/Moses Mika                                        Director                                             7/22/97
Moses Mika                                                                                                Date

/s/Rivka Arbel                                       Vice President and Director                          7/22/97
Rivka Arbel                                                                                               Date