Form 10QSB
period 1998-06-30
UNITED TEXTILES & TOYS INC
filed 1998-09-10
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact name of registrant as specified in its charter)

        Delaware                                                      13-3626613
        (State or other jurisdiction of Incorporation                 (I.R.S. Employer Identification No.)
        or Organization No.)

               1410 Broadway, Suite 1602, New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 391-1111
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
             (Former name, former address, and former fiscal year,
                         if changed since last report)



     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares of each of the issuer=s classes of common equity outstanding as of the latest practicable date: Common Stock, $.001 per share:
4,550,236 shares outstanding as of August 31, 1998.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)




                                    CONTENTS


                                                                                                          Page
                                                                                                         Number




PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS

         Consolidated balance Sheets as of  June 30, 1998 (Unaudited)                                         3
           and March 31, 1998

         Consolidated statements of Operations (Unaudited)  for the three                                     4
           months ended June 30, 1998 and June 30, 1997

         Consolidated statements of Cash Flows ( Unaudited) for the three months ended                        5
           June 30, 1998 and June 30, 1997

         Notes to Financial Statements (Unaudited)                                                            6



         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                                   8


PART II- OTHER INFORMATION                                                                                    12

Signatures                                                                                                    13



                                       2

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1998 and March 31, 1998

                                                                               June 30,        March 31,
                                                                                  1998              1998
                                                                             (Unaudited)        (Note 1)

                                                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..............................................   $    488,130    $    659,378
 Restricted certificate of deposit ......................................        250,000         250,000
 Accounts receivable-net ................................................         72,218         136,413
 Inventories ............................................................      9,376,037       7,872,804
 Prepaid expenses and other current assets ..............................        166,744         189,516
 Loans and advances-officer .............................................       (160,344)        138,856
                                                                            ------------   ------------
         Total current assets ...........................................     10,192,785       9,246,967
                                                                            ------------   ------------
PROPERTY AND EQUIPMENT-NET ..............................................      3,042,109       2,782,386
                                                                            ------------   ------------
OTHER ASSETS:
 Restricted certificate of deposit ......................................      2,000,000       2,000,000
 Deposits and other assets ..............................................        167,086         330,409
                                                                            ------------   ------------
         Total other assets .............................................      2,167,086       2,330,409
Total assets                                                                $ 15,401,980    $ 14,359,762
                                                                            ------------    ------------

                                     LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES:
 Accounts payable .......................................................   $  9,182,877    $  6,882,665
 Accrued expenses and other current liabilities .........................        263,459         817,788
 Due to affiliates ......................................................        675,935         719,174
 Current portion of notes payable .......................................        262,293         350,000
                                                                            ------------   ------------
         Total current liabilities ......................................     10,384,564       8,769,627
                                                                            ------------   ------------
LONG-TERM LIABILITIES:
 Borrowings under financing agreement ...................................      6,521,695       5,445,198
 Note payable, net of current portion ...................................         71,541       1,500,000
 Deferred rent liability ................................................        114,903         110,351
                                                                            ------------   ------------
         Total long-term liabilities ....................................      6,708,139       7,055,549
                                                                            ------------   ------------
         Total liabilities ..............................................     17,092,703      15,825,176
                                                                            ------------   ------------

MINORITY INTEREST IN SUBSIDIARY .........................................      1,234,905       1,158,514
                                                                            ------------   ------------

STOCKHOLDERS= EQUITY:
   Common stock, $.01 par value; 10,000,000
     shares authorized, 4,550,234 shares issued
    and outstanding .....................................................          4,550           4,550
  Additional paid-in capital ............................................      8,142,281       8,142,281
 Retained earnings (Deficit) ............................................    (11,072,459)    (10,770,759)
                                                                            ------------   ------------
         Total stockholders= equity .....................................     (2,925,628)     (2,623,928)
Total liabilities and stockholders' equity                                  $ 15,401,980    $ 14,359,762
                                                                            ------------    ------------

     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended
                                                June 30,        June 30,
                                                  1998            1997

REVENUES, net sales .......................   $ 6,358,709    $ 3,369,479
                                              -----------   -----------

COSTS AND EXPENSES:
 Cost of sales ............................     3,706,331      2,344,951
 Operating expenses .......................     2,596,461      2,147,488
          Depreciation and amortization ...       188,417        139,345
          Interest and other income .......          --               (3)
          Interest expense                        165,652        213,074
                                              -----------   -----------
                                                6,656,861      4,844,855
                                              -----------   -----------

INCOME (LOSS) BEFORE
   MINORITY INTERESTS .....................      (298,152)    (1,475,376)
  Minority interest in net income (loss)
    of consolidated subsidiary (Note 2) ...        76,391        496,380
                                              -----------   -----------


NET (LOSS) ................................      (221,761)      (978,996)
                                               ===========   ===========

Basic earnings and diluted(loss)
  per common share before minority interest  $      (.07)    $     (1.51)

Minority interest in net income (loss)
  of consolidated subsidiary ..............          .02           .51
                                               -----------   -----------

Basic and diluted earnings (loss)
  per common share ........................  $      (.05)   $     (1.00)
                                               ===========   ===========

Weighted average number
  of common shares outstanding ............     4,550,234        978,805
                                               ===========   ===========





     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                   Three Months Ended
                                                                    June 30,       June 30,
                                                                      1998           1997
                                                                     -----          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................   $  (221,761)   $  (978,996)
                                                                  -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization ..............................       188,417        139,345
  Deferred rent ..............................................         4,552          8,747
  Minority interest in net loss of subsidiary ................       (76,391)       496,380
  Compensatory options and stock issued by subsidiary ........        10,938           --
Changes in assets and liabilities:
(Increase) in Accounts receivable ............................        64,195         12,759
(Increase) in Merchandise Inventories                             (1,503,233)      (273,498)
 Decrease in prepaid expenses and other current assets .......        22,772         73,850
 Decrease in deposits and other assets .......................       163,323           --
 Increase (decrease)  in accounts payable ....................     2,300,212        159,269
 Increase (decrease) in accrued expenses and other liabilities      (554,329)      (148,331)
                                                                  -----------    -----------
         Total adjustments ...................................       620,456        468,521
                                                                  -----------    -----------
         Net cash provided  (used) by operating activities ...       398,695       (510,475)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment .........................      (461,745)      ( 64,520)
 Advances from affiliates ....................................      ( 43,239)       162,000
                                                                  -----------    -----------
         Net cash (used for) investing activities ............      (504,984)      ( 97,480)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under financing agreement ....................     1,076,497        387,188
 Loans and advances -officer .................................       299,200         36,297
 Decrease in deferred financing costs ........................          --          162,000
 Repayment of notes payable ..................................    (1,516,166)       (66,666)
                                                                  -----------    -----------
         Net cash provided by( used for) investing activities       (140,469)       518,819
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH ..............................      (171,248)         8,057
Cash, beginning of period ....................................       659,378        144,668
                                                                  -----------    -----------
Cash, end of period ..........................................   $   488,130    $   152,725
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid ................................................   $   165,652    $   213,074
Taxes paid ...................................................   $      --      $      --

     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILE & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Note 1-           BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company=s financial position and the results of its operations for the three months ended June 30, 1998, and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company=s Annual report on Form 10-KSB for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission.

 Note 2-          DESCRIPTION OF COMPANY:

     United Textiles & Toys Corp. (formerly Mister Jay Fashions International, Inc.) ("the Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. The Company owns 2,419,581 shares or 59.1% of the common stock of Play Co. Toys & Entertainment Corp. ("Play Co.")

 Note 3-          MINORITY INTERESTS:

     The minority interest in Play Co. represents the minority shareholders portion (40.9%) of Play Co.=s equity at December 31, 1997. The minority interest as reflected in the accompanying consolidated balance sheet consists of Play Co.=s Series E Preferred Stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4-           INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

     In December 1997, the Company issued 3,571,429 shares of its Common Stock to Multimedia Concepts International, Inc. (AMultimedia@) a company of which the Company=s President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented a conversion of a $1,000,000 loan into equity in the Company by Multimedia. As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of Common Stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 59.1% of the outstanding shares of common stock of Play Co., thus Multimedia and its management have obtained beneficial vesting control of Play Co.

     On January 20, 1998, U.S. Stores Corp. (AU.S. Stores@) acquired 1,465,000 shares of Multimedia=s common stock. U.S. Stores was incorporated on November 10, 1997. The Company=s president is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia=s common stock or 63% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.


     Note 5-               SUBSEQUENT EVENTS:

     On July 15, 1998, Play Co. borrowed $300,000 from an affiliated company and issued an unsecured 9% promissory notes which calls for five monthly installments of principal and interest commencing in August 1998 and ending December 30, 1998.

     On July 27, 1998, Play Co. sold 100,000 shares of its Series E Preferred Stock to the Company for $100,000.

     Effective July 30, 1998, Play Co. and Finova Capital Corporation, its principal capital lender, amended Play Co.=s credit agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


                  Results of Operations

     United Textiles & Toys Corp. (formerly Mister Jay Fashions International, Inc.) ("the Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. In April 1998, the Company ceased all operating activities and now operates solely as a holding company for its ownership in Play Co. Historically, the Company's results of operations have related primarily to the Company's majority ownership of Play Co., as its operations were substantially less then that of its subsidiary. Accordingly, the results of operations for the three and six month periods ending June 30, 1998 are primarily that of Play Co.

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

     Three months ended June 30, 1998 compared to the three months ended June 30, 1997:

     Consolidated sales for the three months ended June 30, 1998 were $6,358,709, as compared to $3,369,479 for the three months ended June 30, 1997. This increase of $2,989,230, or 88.7%, is directly attributable to increased sales contributions from Play Co.=s retail stores.

     Consolidated cost of sales for the three months ended June 30, 1998 was $3,706,331, or 58.3%, of sales, as compared to the three month period ended June 30, 1997 during which cost of sales was $2,344,951, or 69.6%, of sales. This increase of $1,361,380, or 58.1% is primarily due to increased levels of costs related to new retail store openings and variable costs associated with increased levels of sales.

     Consolidated operating expenses were $2,956,461, or 40.8%, of sales as compared to $2,147,488, or 63.7%, of sales in the three months ended June 30, 1997. This increase of $448,973 or 21% was due to payroll and payroll related expenses related to new retail locations opened by Play Co.

     During the three months ended June 30, 1998, non-cash depreciation and amortization were $188,417, as compared to $139,345 in the three months ended June 30, 1997. This increase of $49,072 is due primarily to depreciation on new assets acquired by Play Co. in this quarter.

     Consolidated interest expense was $165,652, or 3.0%, of sales in the three months ended June 30, 1998 as compared to $213,074, or 6.0%, of sales in the three months ended June 30, 1997.

     For the three months ended June 30, 1998, the Company reported a consolidated net loss of $221,761 (after reflecting the adjustment for the minority interest in Play Co.), or basic loss per share of $.05, as compared to a net loss of $978,996, or a basic loss per share of $1.00 (after reflecting the minority interest in Play Co.), for the three months ended June 30, 1997. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended June 30, 1998 and 978,805 for the three months ended June 30, 1997.

     Liquidity and Capital Resources

     At June 30, 1998, the Company reported cash and cash equivalents of $488,130, negative working capital of $(191,779) and stockholders= equity of $(2,922,080) reflecting the net loss of $225,309 for the three months ended June 30, 1998.

     At March 31, 1998, the Company reported cash and cash equivalents of $659,378, working capital of $477,340, and stockholders= equity of $(2,623,928).

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or its subsidiary, Play Co., will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the three month period ended June 30, 1998, operating activities provided funds in the amount of $398,685, as compared to the Company using $510,475 in the corresponding three month period ended June 30, 1997. The Company=s consolidated net loss was approximately $225,309 and $978,996, respectively in those quarters.

     The Company used $504,984 of cash in investing activities in the three months ended June 30, 1998, compared to $97,480 for the three months ended June 30, 1997. The primary usage of cash in investing activities was as a result of the Company=s Play Co. subsidiary purchasing property and equipment in relation to new store openings. The Company used $140,469 in financing activities as compared to an inflow of funds of $518,819 in the three months ended June 30, 1997.

     As a result of these factors, the Company reported a consolidated net decrease in cash of $171,248, as a compared to a net increase in cash of $8,057 in the three months ended June 30, 1997.

     In July 1998, Play Co. and Finova Capital Corporation, its working capital lender, amended Play Co.=s credit agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million. Play Co. expects to utilize this amount on its credit line to partially finance either its working capital, particularly inventory purchases, or for capital expenditure purposes.

     In July 1998, Play Co., borrowed $300,000 from an affiliated company under an unsecured 9% promissory note which calls for monthly principle and interest payments through December 30, 1998, when the note is scheduled for repayments in full.

     Year 2000:

     An additional area that represents a near term commitment of capital resources is the Company=s management information system. The Company has investigated its existing management information system and has determined that it does not provide sufficient scope to support the planned level of expanded operations and furthermore, is not year 2000 compliant. The Company has explored the costs of upgrading its current system or purchasing a new system to meet the projected demands of the business and to become year 2000 compliant.

     In order to minimize the disruption to its operations, the Company has decided to upgrade its existing system to increase the scope of the system and to become year 2000 compliant. The Company estimates that the cost of upgrading its current system will be approximately $100,000.

     Beyond the above referenced year 2000 issue, the Company has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Should the Company become aware of any such situations or issues, contingency plans will be developed.

     Trends affecting liquidity, capital resources and operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, Play Co. enjoyed significant sales and gross profits in the three months ended June 30, 1998.

     Play Co.=s current sales efforts focus primarily on a defined geographic segment consisting of the southern California area and the southwestern United States. Its future financial performance will depend upon (i) continued demand for toys and hobby items and management=s ability to adapt to continuously changing consumer preferences and the market for such items, (ii) on general economic conditions within Play Co.=s geographic area, as same may be expanded,
(iii) Play Co.=s ability to choose locations for new stores, (iv) Play Co.=s ability to purchase products at favorable prices and on favorable terms, and
(iv) the effects of increased competition.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys R Us, Kay Bee Toy Stores, Walmart, and K-Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.=s business strategy will enable it to compete effectively in the toy industry or that Play Co will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

     Inflation and Seasonality

     The impact of inflation on Play Co.=s results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time.

     Play Co.=s operations are highly seasonal with approximately 30-40% of its net sales historically falling within Play Co.=s third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make Play Co.=s third quarter sales an even greater percentage of the total year=s sales.

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

Dated:        September 4, 1998


                                                    United Textiles & Toys Corp.
                                                                    (Registrant)


                                            By:      \s\ Ilan Arbel
                                                     Ilan Arbel
                                                     President


                                            By:      \s\ Allean Goode
                                                     Allean Goode
                                                     Treasurer