Form 10QSB
period 1998-09-30
UNITED TEXTILES & TOYS INC
filed 1998-12-22
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                                           13-3626613
         (State or Other Jurisdiction of                                     (IRS Employer Identification No.)
         Incorporation or Organization)

               1410 Broadway, Suite 1602, New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 391-1111
                (Issuer?s Telephone Number, Including Area Code)

                                       N/A
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer?s classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of November 20, 1998.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)




                                    CONTENTS




                                                                                                                     Page
                                                                                                                    Number


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets as of  September 30, 1998 (Unaudited) and March 31, 1998                                   3

Consolidated statements of Operations (Unaudited) for the three months and six months ended September 30, 1998 and Sept4mber 30, 1997

Consolidated statements of Cash Flows (Unaudited) for the six months ended September 30, 1998 and September 30, 1997   5

Notes to Financial Statements (Unaudited)                                                                              6

ITEM 2 - MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         8

PART II- OTHER INFORMATION                                                                                            14

ITEM 1 - LEGAL PROCEEDINGS                                                                                            14

ITEM 2 - CHANGES IN SECURITIES                                                                                        14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                                              14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          14

ITEM 5 - OTHER INFORMATION                                                                                            14

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                                             14

SIGNATURES                                                                                                            15

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1998 and March 31, 1998

                                                                       Sept 30,      March 31,
                                                                        1998           1998
                                                                     (Unaudited)     (Note 1)

                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .....................................   $    427,925    $    659,378
 Accounts receivable-net .......................................         77,759         136,413
 Inventories ...................................................     12,185.130      7,872,804
 Prepaid expenses and other current assets .....................        939,759         189,516
 Loans and advances-officer ....................................         27,939         138,856
                                                                    ------------   ------------
         Total current assets ..................................     13,658,512       8,996,967
                                                                    ------------   ------------
PROPERTY AND EQUIPMENT-NET .....................................      3,558,297       2,782,386
                                                                    ------------   ------------
OTHER ASSETS:
  Deposits and other assets ....................................      2,497,257       2,580,409
                                                                    ------------   ------------
         Total other assets ....................................      2,497,257       2,580,409
         Total assets                                              $ 19,714,066    $ 14,359,762
                                                                    ------------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ..............................................   $ 10,225,241    $  6,882,665
 Accrued expenses and other current liabilities ................        295,614         817,788
 Due to affiliates .............................................        772,658         719,174
 Current portion of notes payable ..............................      1,340,250         350,000
                                                                   ------------   ------------
         Total current liabilities .............................     12,633,763       8,769,627
                                                                   ------------   ------------
LONG-TERM LIABILITIES:
 Borrowings under financing agreement ..........................      8,481,996       5,445,198
 Note payable, net of current portion ..........................        157,200       1,500,000
 Deferred rent liability .......................................        119,453         110,351
         Total long-term liabilities ...........................      8,758,649       7,055,549
                                                                   ------------   ------------
         Total liabilities .....................................     21,392,412      15,825,176
                                                                   ------------   ------------

MINORITY INTEREST IN SUBSIDIARY ................................      1,358,144       1,158,514
                                                                   ------------   ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000
     shares authorized, 4,550,234 shares issued
    and outstanding ............................................          4,550           4,550
  Additional paid-in capital ...................................      8,142,281       8,142,281
 Retained earnings (Deficit) ...................................    (11,183,321)    (10,770,759)
                                                                    ------------   ------------
         Total stockholders' equity ............................     (3,036,490)     (2,623,928)
         Total liabilities and stockholders' equity                $ 19,714,066    $ 14,359,762
                                                                    ------------   ------------

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                           For the Three Months Ended        For the Six Months Ended
                                            Sept. 30,       Sept. 30,        Sept. 30,       Sept. 30,
                                            1998              1997             1998            1997
                                            ----              ----             ----            ----

REVENUES, net sales ....................   $  6,098,315    $  4,347,013    $ 12,460,021    $  7,716,495
                                           ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
 Cost of sales .........................      3,414,054       2,665,830       7,120,385       4,826,424
 Operating expenses ....................      2,620,444       1,967,776       5,219,903       4,274,946
          Depreciation and amortization         193,794         139,344         382,211         278,690
          Interest and other income ....           --              --              --              --
          Interest expense .............        156,860         217,545         295,312         430,619
Amortization of debt issuance costs ....         27,202            --            54,402            --
                                           ------------    ------------    ------------    ------------
                                              6,412,354       4,990,495      13,072,213       9,810,679
                                           ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
   MINORITY INTERESTS ..................       (314,039)       (643,482)       (612,192)     (2,094,184)
  Minority interest in net income (loss)
    of consolidated subsidiary (Note 2)         122,251         211,021         199,630         682,727
                                           ------------    ------------    ------------    ------------


NET (LOSS) .............................   $   (191,788)   $   (432,461)   $   (412,562)     (1,411,457)
                                           ============    ============    ============    ============

Basic earnings and diluted(loss)
  per common share before
  minority interest ....................   $      (.069)   $      (.066)   $       (.13)   $       (.21)

Minority interest in net income (loss)
  of consolidated subsidiary ...........           .027            .022             .04             .07
                                           ------------    ------------    ------------    ------------

Basic and diluted earnings (loss)
  per common share .....................   $      (.042)   $      (.044)   $       (.09)   $       (.14)
                                           ============    ============    ============    ============

Weighted average number
  of common shares outstanding .........      4,550,234       9,788,050        ,550,234       9,788,050
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

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                         Six Months Ended
                                                                     Sept 30,      Sept 30,
                                                                      1998           1997
                                                                      -----         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................   $  (412,562)   $(1,411,457)
                                                                 -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization ..............................       382,211        278,690
  Deferred rent ..............................................         9,102          8,747
  Minority interest in net loss of subsidiary ................      (199,630)      (682,727)
  Compensatory options and stock issued by subsidiary ........        21,876           --
Changes in assets and liabilities:
(Increase) decrease in Accounts receivable ...................        58,654       (306,708)
(Increase) in Merchandise inventories                             (4,312,326)    (1,113,705)
(Increase) decrease in prepaid expenses and
     other current assets ....................................      (750,243)        13,418
 Decrease in deposits and other assets .......................        83,152       (106,677)
 Increase (decrease)  in accounts payable ....................     3,342,576      2,476,781
 Increase (decrease) in accrued expenses and other liabilities      (522,174)      (283,003)
                                                                  -----------    -----------
         Total adjustments ...................................    (1,886,802)       284,816
                                                                  -----------    -----------
         Net cash provided (used) by operating activities ....    (2,299,364)    (1,126,641)
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment .........................    (1,149,757)      (366,259)
 Advances from affiliates ....................................        53,484        472,235
                                                                  -----------    -----------
         Net cash from (used for) investing activities .......    (1,096,273)       105,976
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit .........................     3,036,798      1,195,359
 Loans and advances -officer .................................       110,917        (47,199)
 Repayment of notes payable ..................................        16,469        (91,666)
                                                                  -----------    -----------
         Net cash provided by (used for) investing activities      3,164,184      1,056,494
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH ..............................      (231,453)        35,829
Cash, beginning of period ....................................       659,378        144,668
                                                                  -----------    -----------
Cash, end of period ..........................................   $   427,925    $   180,497
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid ................................................   $   295,312    $   430,619
Taxes paid ...................................................   $      --      $      --



     The accompanying notes are an integral part of these consolidates financial statements.

                   UNITED TEXTILE & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         Note 1.           BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company?s financial position and the results of its operations for the six months ended September 30, 1998, and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company?s Annual report on Form 10-KSB for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission.


 Note 2.          DESCRIPTION OF COMPANY:

     United Textiles & Toys Corp. is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women?s dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. The Company owns 2,489,910 shares or 60.6% of the common stock of Play Co. Toys & Entertainment Corp. ("Play Co.").


 Note 3.          MINORITY INTERESTS:

     The minority interest in Play Co. Toys & Entertainment Corp. represents the minority shareholders portion (39.4%) of Play Co.?s equity at September 30, 1998. The minority interest as reflected in the accompanying consolidated balance sheet consists of Play Co.?s Series E Preferred Stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 4. INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

     In January 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia") a company of which the Company?s President is also the President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01) above the closing price on December 31, 1997) represented a conversion of a $1,000,000 loan into equity in the Company by Multimedia. As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 60.6% of the outstanding shares of common stock of Play Co. Multimedia and its management have obtained beneficial vesting control of Play Co.

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of Multimedia?s common stock. U.S. Stores was incorporated on November 10, 1997. The Company?s president is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia?s common stock or 62.2% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.


Note 5. SUBSEQUENT EVENTS:

     On November 9, 1998, Play Co. borrowed $250,000 from Amir Overseas Capital Corp. ("Amir") under a Promissory Note. The note bears interest at 12% and calls for repayment on January 29, 1998.

     Play Co. had previously borrowed $1,000,000 from Amir under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     United Textiles & Toys Corp. (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. In April 1998, the Company ceased all operating activities. It now operates solely as a holding company, holding 60.6% of the common stock of Play Co. Toys & Entertainment Corp. Historically, the Company?s results of operations have related primarily to the Company?s majority ownership of Play Co., as its operations were substantially less than those of its subsidiary. Accordingly, the results of the Company's operations for the three and six month periods ending September 30, 1998 are primarily those of Play Co.

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

     Three months ended September 30, 1998 compared to the three months ended September 30, 1997

     Consolidated sales for the three months ended September 30, 1998 were $6,098,315 as compared to $4,347,013 for the three months ended September 30, 1997. This increase of $1,751,302 (or 40.3%) is directly attributable to increased sales contributions from Play Co.?s same store retail sales as well as approximately $1.1 million coming from sales at Play Co.?s new retail stores.

     Consolidated cost of sales for the three months ended September 30, 1998 were $3,414,054 or 56% of sales, as compared to the three month period ended September 30, 1997 in which cost of sales were $2,665,830, or 61.3% of sales. This increase of $748,224 (or 28%) is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses were $2,620,444, or 43% of sales, as compared to $1,967,776, or 45.3% of sales, in the three months ended September 30, 1997. This increase of $652,668, representing 15% of sales, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the three months ended September 30, 1998, non-cash depreciation and amortization were $193,794 as compared to $139,344 in the three months ended September 30, 1997. This increase of $54,450 is due primarily to depreciation on assets and new assets acquired by Play Co. in this quarter.

     Consolidated interest expense was $184,062 or 3.0% of sales in the three months ended September 30, 1998 as compared to $217,545 or 5% of sales in the three months ended September 30, 1997.

     The primary reason for the decreased level of interest expense was a higher level of amortization of debt issuance costs by Play Co. in the three month period ended September 30, 1998.

     For the three months ended September 30, 1998 the Company reported a consolidated net loss of $191,788 (after reflecting the adjustment for the minority interest in Play Co.) or basic loss per share of $.042 as compared to a net loss of $432,461 or a basic loss per share of $.044 (after reflecting the minority interest in Play Co.) for the three months ended September 30, 1997. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended September 30, 1998 and 9,788,050 for the three months ended September 30, 1997.

     Six months ended September 30, 1998 compared to the six months ended September 30, 1997

     Consolidated sales were $12,460,021 for the six months ended September 30, 1998 as compared to $7,716,495 for the six months ended September 30, 1997. This increase of $4,743,526 (or 61.5%) was primarily due to Play Co.'s increased same store sales as well as approximately $2.4 million from Play Co.?s new retail stores.

     Consolidated cost of sales were $7,120,385, or 57.1% of sales, for the six months ended September 30, 1998 as compared to $4,826,424, or 62.5% of sales, for the six months ended September 30, 1997. This increase of $2,293,961, or 47.5%, was due to increased costs associated with new store openings.

     Consolidated operating expenses were $5,219,903, or 41.9% of sales, for the six months ended September 30, 1998 as compared to $4,272,946, or 55.4% of sales, for the six months ended September 30, 1997. This increase of $944,957 (or 22.1%) was due primarily to increases in payroll and related expenses as well as an increase in rent expense associated with new store openings.

     For the six months ended September 30, 1998, non-cash depreciation and amortization were $382,211 as compared to $278,690 for the six months ended September 30, 1997. This increase of $103,521 was due to depreciation on new assets acquired by Play Co. in the six months ended September 30, 1998.

     Consolidated interest expense was $349,714, or 2.8% of sales, for the six months ended September 30, 1998 as compared to $430,619, or 5.6% of sales, for the six months ended September 30, 1997. This decrease of $80,905 (or 18.8%) was due to a higher level of amortization of debt issuance costs by Play Co. in the six month period ended September 30, 1998.

     For the six months ended September 30, 1998, the Company reported a consolidated net loss of $412,562 (after reflecting the adjustment for the minority interest in Play Co.) or basic loss per share of $.09, as compared to a net loss of $1,411,457 or basic loss per share of $.14 (after reflecting the minority interest in Play Co.) for the six months ended September 30, 1997. The weighted average number of common shares used in the computation of basic earnings (loss) per share was 4,550,234 for the six months ended September 30, 1998 and 9,788,050 for the six months ended September 30, 1997.

Liquidity and Capital Resources

     At September 30, 1998, the Company reported cash and cash equivalents of $427,925, working capital of $1,024,749 and stockholders? equity of $(3,036,490) reflecting a net loss of $412,562 for the six months ended September 30, 1998.

     At March 31, 1998, the Company reported cash and cash equivalents of $659,378 and working capital of $227,340, and stockholders? equity of $(2,623,928) refecting a new loss of 1,411,457 for the six months ended March 31, 1998.

     During the six month period ending September 30, 1998, the Company used $2,299,364 in cash in its operating activities as compared to $1,126,641 used in operating activities in the six month period ending September 30, 1997. The Consolidated net loss was $412,562 and $1,411,457, respectively, in those periods. The primary reason the cash used for operating activities was so much larger than the net loss in the six month period ended September 30, 1998 was net investment (increase in merchandise inventories less increase in accounts payable) in inventories of $969,750.

     The Company used $1,096,273 of cash in investing activities during the six months ended September 30, 1998 compared to an inflow of cash of $105,976 in the six months ended September 30, 1997. The primary investing activity was the purchase of equipment and fixtures by Play Co. for its new stores.

     The Company generated $3,164,184 from its financing activities in the six month period ended September 30, 1998 as compared to the generation of $1,056,494 in the six months ended September 30, 1997. The primary contributors to the Company?s financing activities were borrowings on Play Co.?s line of credit and under notes payable. These proceeds were used to finance Play Co.?s capital requirements, capital expenditures, and operating losses during the six months ended September 30, 1998.

     As a result of the above factors, the Company has a net decrease in cash of $231,for the six months ended September 30, 1998 compared to a net increase in cash of $35,829 for the six months ended September 30, 1997.

     During the three month period ended September 30, 1998, Play Co. opened two new stores. These stores, and all stores Play Co. intends to open in the future, are considered by management to be high-end retail toy and educational, electronic interactive stores, in presentation, which offer items comparable in quality and choice to those offered by FAO Schwarz and Warner Brothers and Disney Stores and which attract clientele similar to those attracted by such stores. The first store opened in Primm, Nevada near Las Vegas in July 1998. The second store opened in September in Grapevine, Texas near Dallas. Both stores are located in high traffic shopping malls. The capital investment for building each of those stores was approximately $300,000.

     In early November 1998, Play Co. opened new stores in Thousand Oaks, California near Los Angeles and in Auburn Hills, Michigan near Detroit. These stores are also located in high traffic shopping malls. These two stores represented an aggregate capital investment of approximately $613,000, net of landlord tenant improvement ("Landlord TI") contributions.

     On November 19 and 20, 1998, Play Co. opened two additional stores, one in Orange County California and one in Gurnee, Illinois (near Chicago). These stores represent the final two of the six stores Play Co. planned to open during calendar year 1998. These two stores represented an aggregate capital investment of approximately $500,000, net of Landlord TI contributions. Play Co. now has 25 stores located in six states.

     Play Co. had planned to finance the costs, now estimated to be $1.7 million, net of Landlord TI contributions, of building the new stores described above through a combination of capital lease financing, use of Play Co.?s working capital, and the sale of additional equity. Play Co. has obtained approximately $260,000 in lease financing on the equipment and fixtures of the Nevada and Century City stores. Play Co. is also in the documentation phase of a five year term loan in the principal amount of approximately $500,000 with a new lender. That term loan will be secured by the equipment and fixed assets of the new Texas store and three existing stores.

     Play Co. continues to seek additional lease financing based on the equipment and fixtures of its new stores in California (two), Michigan, and Illinois. There can be no assurance that Play Co. will be able to obtain sufficient financing to offset the new store opening costs that have been incurred.

     On September 18, 1998, Play Co. borrowed $1,000,000 from Amir Overseas Capital Corp. ("Amir") under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998. On November 9, 1998, Play Co. borrowed an additional $250,000 from Amir under a Promissory Note. The Note bears interest at 12% and calls for repayment on January 29, 1998.

     In September 1998, Play Co. and FINOVA Capital Corporation, Play Co.?s working capital lender, amended Play Co.?s Loan and Security Agreement to increase the maximum level of borrowings under same from $7.6 million to $8.6 million through December 31, 1998. Beginning on January 1, 1999, the maximum level of borrowings will return to the $7.6 million level. Play Co. expects to utilize this additional amount on its credit line to partially finance either its working capital, particularly inventory purchases, or the capital expenditures noted above.

Year 2000

     Earlier in 1998, Play Co. developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. Play Co. has now purchased the necessary hardware and software and is in the process of installing the software. Play Co. has completed the MIS hardware upgrade and plans to finish the year 2000 compliance work in early 1999.

     To finance the cost of new hardware in the computer upgrade project, Play Co. entered into a lease in the amount of $82,472 bearing interest at a rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, Play Co. has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Should Play Co. become aware of any such situation, contingency plans will be developed.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix, which emphasizes specialty and educational toys, Play Co. enjoyed significant sales and gross profits in the six months ended September 30, 1998. The mix of specialty and educational toys includes collectible die cast cars, specialty yo-yo?s, Rokenbok and Learning Curve toys, and Beanie Babies and other plush and many other educational toys. While Play Co. believes that these particular toys will remain popular with its customer base for the remainder of 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to Play Co.?s sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one highly popular toy every year.

     Play Co.?s sales efforts are focused primarily on a defined geographic consisting of the Southern California area and the Southwestern and Midwestern United States. Play Co.?s future financial performance will depend upon (i) continued demand for high-end specialty, educational, and traditional toys and management?s ability to adapt to continuously changing consumer preferences and the market for such items, (ii) general economic conditions within Play Co.?s geographic market area, as same may be expanded, (iii) Play Co.?s ability to choose locations for new stores, (iv) Play Co.?s ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us, Kay Bee Toy Stores, Walmart, and K Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Brothers Stores, Learning Smith, Lake Shore, Zany Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.?s business strategy will enable it to compete effectively in the retail toy industry or that Play Co. will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

Inflation and Seasonality

     The impact of inflation on Play Co.?s results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time. Play Co.?s operations are highly seasonal with approximately 30-40% of its net sales historically falling within Play Co.?s third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make Play Co.?s third quarter sales an even greater percentage of the total year?s sales.

PART II.          OTHER INFORMATION


Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     On November 10, 1998, the Company held an annual meeting of its stockholders, at which the Company's stockholders voted to elect four Directors to the Company's Board of Directors. The results of the proposal elect to four Directors to hold office for a period of one year or until their successors are duly elected and qualified were as follows:

                                                     Votes Cast
                                                           For                                   Abstentions

Ilan Arbel                                                    3,725,562                             8,481
Rivka Arbel                                                   3,725,562                             8,481
Allean Goode                                                  3,725,562                             8,481
Moses Mika                                                    3,725,562                             8,481


Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: The following are the exhibits filed with this Form 10-QSB:

27 - Financial Data Schedule

(b) Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 20th day of November 1998.


                                    UNITED TEXTILES & TOYS CORP.



                                    By:     /s/  Ilan Arbel
                                            Ilan Arbel
                                            President


                                    By:     /s/ Allean Goode
                                            Allean Goode
                                            Treasurer