Form 10QSB
period 1998-12-31
UNITED TEXTILES & TOYS INC
filed 1999-03-04
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                 (212) 391-1111
                (Issuer's Telephone Number, Including Area Code)

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,236 shares outstanding as of February 19, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                        Page Number

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1998 (unaudited)                      3
and March 31, 1998.

Consolidated Statements of Operations (unaudited) for the Three
Months and Nine Months Ended December 31, 1998 and 1997.                             4

Consolidated Statements of Cash Flows (unaudited) for the Nine
Months Ended December 31, 1998 and 1997.                                             5

Notes to Consolidated Financial Statements (unaudited)                               6-9

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                  10-15

PART II. OTHER INFORMATION                                                           16
Item 1. LEGAL PROCEEDINGS

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                    16

Item 3. DEFAULTS UPON SENIOR SECURITIES                                              16

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          16

Item 5. OTHER INFORMATION                                                            16

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                             16

Signatures                                                                           17


                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)



                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1998 and March 31, 1998

                                                                                       Dec. 31,            March 31,
                                                                                        1998                 1998
                                                                                      (Unaudited)          (Note 1)

                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $  1,219,624    $    659,378
  Accounts receivables-net .........................................................        130,976         136,413
  Inventories ......................................................................     10,824,770       7,872,804
  Prepaid expenses and other current assets ........................................      1,742,357         189,516
  Loans and advances-officer .......................................................        (37,061)        138,856
          Total current assets .....................................................     13,880,666       8,996,967
PROPERTY AND EQUIPMENT-NET .........................................................      4,343,203       2,782,386
OTHER ASSETS
  Deposits and other assets ........................................................      2,392,247       2,580,409
          Total other assets .......................................................      2,392,247       2,580,409
          Total assets .............................................................   $ 20,616,116    $ 14,359,762
                                                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable .................................................................   $ 11,938,359    $  6,882,665
  Accrued expenses and other current liabilities ...................................        822,417         817,788
  Due to affiliates ................................................................        806,158         719,174
  Current portion of notes payable .................................................        405,965         350,000
          Total current liabilities ................................................     13,972,899       8,769,627
LONG-TERM LIABILITIES:
  Borrowings under financing agreement .............................................      7,754,215       5,445,198
  Note payable, net of current portion .............................................        620,030       1,500,000
  Deferred rent liability ..........................................................        124,005         110,351
          Total long-term liabilities ..............................................      8,498,250       7,055,549
          Total liabilities ........................................................     22,471,149      15,825,176

MINORITY INTEREST IN SUBSIDIARY ....................................................      1,037,072       1,158,514

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,236
     shares issued and outstanding .................................................          4,550           4,550
  Additional paid-in capital .......................................................      8,142,281       8,142,281
  Retained earnings (deficit) ......................................................    (11,038,936)    (10,770,759)
          Total stockholders' equity ...............................................     (2,892,105)     (2,623,928)
          Total liabilities and stockholders' equity ...............................   $ 20,616,116    $ 14,359,762
                                                                                       ============    ============



                     The accompanying notes are an integral
                part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended        For the Nine Months Ended
                                                 Dec. 31,        Dec. 31,        Dec. 31,         Dec. 31,
                                                  1998            1997            1998             1997

REVENUES, net sales ........................   $ 14,717,729   $ 10,473,363    $ 27,177,972    $ 18,189,858

COSTS AND EXPENSES:
  Cost of sales ............................      8,545,336      6,596,501      15,665,721      11,422,925
  Operating expenses .......................      4,425,177      2,948,174      10,075,293       7,501,813
  Interest and other income ................           --             --           (47,781)           --
  Interest expense .........................        294,892        254,586         644,606         685,205
  Amortization of debt issuance costs ......           --             --              --
  Effect on non-cash dividends paid by
     subsidiary ............................        477,973           --         1,229,752            --
                                                 13,743,378      9,799,261      27,567,591      19,609,943

INCOME (LOSS) BEFORE MINORITY INTERESTS
                                                    974,351        674,102        (389,619)     (1,420,085)

  Minority interest in net income (loss) of
     consolidated subsidiary (Note 3) ......        465,344        343,851        (121,442)       (338,878)

NET INCOME (LOSS) ..........................   $    509,007   $    330,251    $   (268,177)   $ (1,081,207)
                                               ============   ============    ============    ============

Basic earnings and diluted income (loss) per
     common share before  minority interest    $       .214   $       .069    $      (.086)   $       (.14)

Minority interest in net income (loss) of
   consolidated subsidiary .................           .102           .035           (.027)           (.03)

Basic and diluted earnings (loss) per common
   share ...................................   $       .112   $       .034    $      (.059)   $       (.11)
                                               ============   ============    ============    ============

Weighted average number of common shares
   outstanding .............................      4,550,236      9,788,050       4,550,236       9,788,050
                                               ============   ============    ============    ============




                     The accompanying notes are an integral
                part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                         Nine Months Ended

                                                                                         Dec. 31,      Dec. 31,
                                                                                          1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $  (268,177)   $(1,081,207)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ..................................................       707,186        441,172
   Deferred rent ..................................................................        13,654         29,073
   Minority interest in net loss of subsidiary ....................................      (121,442)      (338,878)
   Compensation options and stock issued by subsidiary ............................          --             --
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ........................................         5,437       (185,894)
(Increase) in merchandise inventories .............................................    (2,951,966)      (279,083)
(Increase) decrease in prepaid expenses and other current assets ..................    (1,552,841)        83,889
Decrease in deposits and other assets .............................................       188,162        146,135
Increase (decrease) in accounts payable ...........................................     5,055,694      3,252,621
Increase (decrease) in accrued expenses and other liabilities .....................         4,629        428,153
          Total adjustments .......................................................     1,348,513      3,577,188
          Net cash provided (used) by operating activities ........................     1,080,336      2,495,981

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ............................................    (2,268,003)      (853,072)
   Advances from affiliates .......................................................        86,984        894,935
          Net cash from (used for) investing activities ...........................    (2,181,019)        41,863

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit ............................................     2,309,017        307,432
   Loans and repayment - officer ..................................................       175,917        (47,198)
   Repayment of notes payable .....................................................      (824,005)      (116,666)
          Net cash provided by (used for) investing activities ....................     1,660,929        143,568

NET INCREASE (DECREASE) IN CASH ...................................................       560,246      2,681,412
Cash, beginning of period .........................................................       659,378        144,668
Cash, end of period ...............................................................     1,219,624      2,826,080
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $   644,606    $   685,205
Taxes paid ........................................................................   $      --      $      --



                   The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION:

                    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the nine months ended December 31, 1998 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission.

NOTE 2 -          DESCRIPTION OF COMPANY:

                    United  Textiles & Toys Corp.  (the "Company") is a Delaware
               corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. The Company owns 2,489,910 shares or 45.2% of the common stock of Play Co. Toys & Entertainment Corp. ("Play Co."). The Company still is considered to have a controlling influence over Play Co., which is still consolidated into the Company. (See Note 3)

NOTE 3 -          MINORITY INTERESTS:

                    The minority  interest in Play Co.  represents  the minority shareholders' interest (54.8%) of Play Co.'s equity at December 31, 1998. The minority interest, as reflected in the accompanying consolidated balance sheet, consists of Play Co.'s Series E preferred stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

                    On November 24, 1998,  pursuant to a sales agreement entered into by and between Play Co. and Breaking Waves, Inc. ("BWI"), a wholly-owned subsidiary of Hollywood Productions, Inc. ("Hollywood"), a related party, BWI purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The President of Hollywood is also the Chairman of Play Co.'s Board of Directors. Hollywood is a publicly traded company. The shares purchased by

NOTE 3 -          MINORITY INTERESTS (continued):

                    BWI represent  approximately 25.4% of the total common stock issued and outstanding after the transaction.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

                   The  consideration   for  the  stock  was  $505,000,   which
               represented an approximate price of $.36 per share. This price was discounted 50% from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $301,973.50 of the consideration remitted was in cash and the remaining $203,026.50 was provided in BWI product, primarily girls' swimsuits. Play Co. had previously carried swimsuits from BWI in its stores on a trial basis.

                    As a  result  of  this  transaction,  the  Company  saw  its majority interest change from 60.6% to 45.2%. The Company still is considered to have a controlling influence over Play Co., which is still consolidated into the Company.

                    The  Company's  President is President  and sole Director of
               European Ventures Corp. ("EVC") which is the majority shareholder of Hollywood. Accordingly, it is considered that the Company, through commonality of control, still exercises a controlling influence over Play Co.'s operations.

NOTE 4 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

                    In January 1998, the Company issued  3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented a conversion into equity of a $1,000,000 loan owed by the Company to Multimedia. As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 45.2% of the outstanding shares of common stock of Play Co., Multimedia and its management have obtained beneficial vesting control of Play Co.

                    On January 20,  1998,  U.S.  Stores  Corp.  ("U.S.  Stores")
               acquired 1,465,000 of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and a Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia's common stock, or 63% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)



NOTE 5 -          FINANCING AGREEMENTS:

                    In  November  1998,  Play Co.  borrowed  $250,000  from Amir
               Overseas Capital Corporation under a Promissory Note. The Note bore interest at 12% and was repaid in January 1999.

                    Also in November 1998, Play Co. entered into agreements with
               ZD Group, L.L.C. ("ZD"), a related party, and Frampton Industries, Ltd. ("Frampton"), an unaffiliated British Virgin Islands company, to secure additional financing. ZD is a New York limited liability company, the beneficiary of which is a member of the family of Play Co.'s Chairman.

                    Pursuant  to  the  ZD   agreement,   ZD  issued  a  $700,000
               irrevocable standby letter of credit ("L/C") in favor of FINOVA Capital Corp. ("FINOVA"), Play Co.'s working capital lender. FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan, pursuant to a Third Amendment to Loan and Security Agreement executed on February 11, 1999 by and between Play Co. and FINOVA. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a profit percentage after application of corporate overhead from three of Play Co.'s stores.

                    Under the Frampton agreement, Frampton will loan $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture will bear a 5% interest rate and will be convertible into Play Co.'s Series E preferred stock at a price of $.10 per share at Frampton's option. This price represents a 50% discount from the then current (November 13, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. Play Co. expects to receive the proceeds of this loan in the near future.

NOTE 6 -          SUBSEQUENT EVENTS:

                    In January  1999,  Play Co. and  Frampton  executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for Play Co. in connection with a contemplated proposed offering of convertible debentures. The agreement is for a term of six months (with a potential two month extension at Frampton's option) and provides that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)



NOTE 6 -          SUBSEQUENT EVENTS (continued):

                    In February 1999,  Play Co.  borrowed  $100,000 from BWI and issued an unsecured 9% promissory note which calls for repayment of the note in four equal monthly installments, comprising principal and interest, commencing March 15, 1999 and ending June 15, 1999.

Results of Operations

     The Company is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. In April 1998, the Company ceased all operating activities and now operates solely as a holding company for its ownership in Play Co. Historically, the Company's results of operations have related primarily to the Company's majority ownership of Play Co., as its operations were substantially less than those of its subsidiary. Accordingly, the Company's results of operations for the three and nine month periods ending December 31, 1998 are primarily those of Play Co.

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those now projected.

For the three months ended December 31, 1998 compared to the three months ended December 31, 1997:

     Consolidated sales for the three months ended December 31, 1998 were $14,717,729, as compared to $10,473,363 for the three months ended December 31, 1997. This increase of $4,244,366, or 40.5%, is directly attributable to increased sales contributions from Play Co.'s same store retail sales as well as approximately $3.4 million coming from sales at Play Co.'s new retail stores.

     Consolidated cost of sales for the three months ended December 31, 1998 was $8,545,336, or 58% of sales, as compared to the three month period ended December 31, 1997 in which cost of sales was $6,596,501, or 63% of sales. This increase of $1,948,835, or 29.5%, is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses were $4,425,177, or 30% of sales, as compared to $2,948,174, or 28% of sales, for the three months ended December 31, 1997. This increase of $1,477,003, or 50%, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the three months ended December 31, 1998, non-cash depreciation and amortization amounted to $324,975, as compared to $162,482 in the three months ended December 31,1997. This increase of $162,493 is due primarily to depreciation on new assets acquired by Play Co. in this quarter.

     Consolidated interest expense was $294,892, or 2.0% of sales, in the three months ended December 31, 1998, as compared to $254,586, or 2.4% of sales, in the three months ended December 31, 1997. The primary reason for the increased level of interest expense was a higher level of borrowings by Play Co. in the three month period ended December 31, 1998.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

     For the three months ended December 31, 1998, the Company reported a consolidated net income of $509,007 (after reflecting the adjustment for the minority interest in Play Co.), or basic earnings per share of $.112, as compared to a net income of $330,251, or a basic earnings per share of $.034 (after reflecting the minority interest in Play Co.), for the three months ended December 31, 1997. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,236 for the three months ended December 31, 1998 and 9,788,050 for the three months ended December 31, 1997.

For the nine months ended December 31, 1998 compared to the nine months ended December 31, 1997:

     Consolidated sales were $27,177,972 for the nine months ended December 31, 1998, as compared to $18,189,858 for the nine months ended December 31, 1997. This increase of $8,988,114, or 49.4%, was due to increased sales contributions from Play Co.'s same store sales as well as approximately $2.4 million from Play Co.'s new retail stores.

     Consolidated cost of sales were $15,665,721, or 57.6% of sales, for the nine months ended December 31, 1998, as compared to $11,422,925, or 62.8% of sales, for the nine months ended December 31, 1997. This increase of $4,242,796, or 37.1%, was due to increased costs associated with new store openings.

     Consolidated operating expenses were $10,075,293, or 37.1% of sales, for the nine months ended December 31, 1998, as compared to $7,501,813, or 41.2% of sales, for the nine months ended December 31, 1997. This increase of $2,573,480, or 34.3%, was due primarily to increases in payroll and related expenses as well as an increase in rent expense associated with new store openings.

     For the nine months ended December 31, 1998, non-cash depreciation and amortization amounted to $707,186, as compared to $441,172 for the nine months ended December 31, 1997. The increase of $266,014 was due to depreciation on new assets acquired by Play Co. in the nine months ended December 31, 1998.

     Consolidated interest expense was $644,606, or 2.4% of sales, for the nine months ended December 31, 1998, as compared to $685,205, or 3.8% of sales, for the nine months ended December 31, 1997. This decrease of $40,599, or 5.9%, was due to a higher level of amortization of debt issuance costs by Play Co. in the nine month period ended December 31, 1997 than in the December 1998 period.

     For the nine months ended December 31, 1998, the Company reported a consolidated net loss of $268,177 (after reflecting the adjustment for the minority interest in Play Co.), or basic loss per share of $.059, as compared to a net loss of $1,081,207, or basic loss per share of $.11, (after reflecting the minority interest in Play Co.) for the nine months ended December 31, 1997. The weighted average number of common shares used in the computation of basic earnings (loss) per share was 4,550,236 for the nine months ended December 31, 1998 and 9,788,050 for the nine months ended December 31, 1997.

Liquidity and Capital Resources

     At December 31, 1998, the Company reported cash and cash equivalents of $1,219,624, working capital of $(92,233), and stockholders' equity of $(2,892,105), reflecting the net loss of $268,177 for the nine months ended December 31, 1998.

     At March 31, 1998, the Company reported cash and cash equivalents of $659,378, working capital of $227,340, and stockholders' equity of $(2,623,928).

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

     During the nine month period ending December 31, 1998, the Company provided $1,080,336 in cash from its operating activities, as compared to $2,495,981 provided by operating activities in the nine month period ended December 31, 1997. The consolidated net loss was $268,177 and $1,081,207, respectively, in those periods. The primary reason the cash provided by operating activities was so much larger in the nine month period ended December 31, 1998 was a growth in net investment in inventories (increase in merchandise inventories less increase in accounts payable) of $2,103,728.

     The Company used $2,181,019 of cash in investing activities during the nine months ended December 31, 1998, compared to an inflow of cash of $41,863 in the nine months ended December 31, 1997. The primary investing activities was the purchase of equipment and fixtures by Play Co. for its new stores.

     The Company generated $1,660,929 from its financing activities in the nine month period ended December 31, 1998, as compared to the generation of $143,568 in the nine months ended December 31, 1997. The primary contributors to the Company's financing activities were borrowings on Play Co.'s line of credit and under notes payable. These proceeds were used to finance Play Co.'s capital requirements, capital expenditures, and operating losses during the nine months ended December 31, 1998.

         As a result of the above factors, the Company has a net increase in cash of $560,246 in the nine months ended December 31,1998, compared to a net increase in cash of $2,681,412 in the nine months ended December 31, 1997.

     During the three-month period ended December 31, 1998, Play Co. opened four new stores. Those stores were all located in high traffic shopping malls. The stores were located in Thousand Oaks and Orange (both located in California), Auburn Hills, Michigan, and in Gurnee, Illinois. These four stores represented an aggregate capital investment of approximately $1.1 million, net of landlord tenant improvement ("Landlord TI") contributions.

     The Landlord TI contributions related to those four stores equal $587,440. Play Co. has not yet received those contributions. Play Co. expects to receive those contributions before the end of its fiscal year.

     Play Co. had planned to finance the costs of opening those new stores through a combination of capital lease financing, use of Play Co.'s working capital and the sale of additional equity. Play Co. received approximately $420,000 in lease financing on December 30, 1998 and recently received another $150,000 in commitments for lease financing. Play Co. continues to seek additional capital lease financing.

     On November 24, 1998, BWI, a subsidiary of Hollywood, a related party, purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The President of Hollywood is also the Chairman of the Board of Play Co. Hollywood is a publicly traded company. The shares purchased by BWI represent approximately 25.4% of the total common stock issued and outstanding after the transaction.

     The consideration for the stock was $505,000, which represented a price of $.36 per share. This price was a 50% discount from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $301,973.50 of the consideration was in cash and the remaining $203,026.50 was in product from BWI, primarily girl's swimsuits. Play Co. had previously carried swimsuits from BWI in its stores on a trial basis.

     In November 1998, Play Co. entered into agreements with ZD, a related party, and Frampton, respectively , to secure additional financing. ZD is a New York trust, the beneficiary of which is a member of the family of Play Co.'s Chairman of the Board.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

     Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA, Play Co.'s working capital lender. FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan. The term loan expires on August 3, 2000 and bears interest at prime plus one percent. As its consideration of issuing the L/C, ZD will receive a profit percentage after application of corporate overhead from Play Co.'s stores.

     Under the Frampton agreement, Frampton will loan $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture will bear a 5% interest rate and will be convertible into Play Co.'s Series E preferred stock at a price of $.10 per share at Frampton's option. This price was discounted 50% from the then current (November 13, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights.

     Play Co. has entered into leases to open eight new stores in calendar year 1999. Play Co. anticipates that the cost of opening those new stores will be approximately $3,000,000, net of Landlord TI contributions. Play Co. plans to finance the costs of opening those new stores through a combination of capital lease financing, use of Play Co.'s working capital, and the sale of additional equity. In January 1999, Play Co. and Frampton executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for Play Co. in connection with a proposed offering of $5 million in convertible subordinated debentures on terms similar to the debenture discussed above. The agreement is for a term of six months (with a potential two month extension at Frampton's option) and provides that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded. There can be no assurance that Play Co. will be able to obtain sufficient financing to successfully open the planned new stores.

Year 2000

     In 1998, Play Co. developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. Play Co. has now purchased the necessary hardware and software and is in the process of installing the software. Play Co. has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. Play Co. expects to finish the year 2000 compliance work in the first half of 1999.

     To finance the cost of new hardware in the computer upgrade project, Play Co. entered into a lease in the amount of $82,472 bearing interest at a rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, Play Co. has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Management has reviewed its significant vendors' (i.e., Mattel, Inc. and Hasbro, Inc.) and financing arm's (FINOVA) recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps Play Co. has taken to become year 2000 compliant are sufficient. In continuation of this review, Play Co. shall continue to monitor or otherwise obtain confirmation from the aforesaid entities
- and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of Play Co. that would lead it to believe that its significant customers, vendors, and/or service providers will not be year 2000 ready.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)

     Year 2000 readiness is a priority of Play Co. Play Co. believes that it is taking such reasonable and prudent steps as are necessary to mitigate the risks associated with potential year 2000 difficulties; however, the effect, if any, of year 2000 problems on Play Co.'s results of operations if Play Co. or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty. Nonetheless, the most likely impact on Play Co. would be a reduced level of activity in the fourth quarter of the fiscal year ended March 31, 2000, a time at which, as a result of the seasonality of Play Co.'s business, its activities in sales and sourcing of products, are at their low.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix emphasizes specialty and educational toys, Play Co. enjoyed significant sales and gross profits in the nine months ended December 31, 1998. The mix of specialty and educational toys includes collectible die cast cars, specialty yo-yo's, Rokenbok and Learning Curve toys, and Beanie Babies(R)and other plush and many educational toys. There can be no assurance that these particular specialty toys will continue to contribute strongly to Play Co.'s sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one or more highly popular toy every year.

     Play Co.'s sales efforts are focused primarily on a defined geographic segment consisting of the Southern California area and the Southwestern and Midwestern United States. Play Co.'s future financial performance will depend upon (i) continued demand for high-end specialty, educational, and traditional toys and management's ability to adapt to continuously changing consumer preferences and the market for such items, (ii) general economic conditions within Play Co.'s geographic market area, as same may be expanded, (iii) Play Co.'s ability to chose locations for new stores, (iv) Play Co.'s ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys-R-Us, Kay Bee Toy Stores, Wal-Mart, and K Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Brothers Stores, Learning Smith, Lake Shore, Zany Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the retail toy industry or that Play Co. will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

Inflation and Seasonality:

     The impact of inflation on Play Co.'s results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within Play Co.'s third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make Play Co.'s third quarter sales an even greater percentage of the total year's sales.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     On November 10, 1998, the Company held an annual meeting of its stockholders, at which the Company's stockholders voted to elect four Directors to the Company's Board of Directors. The results of the election were disclosed in the Company's Form 10-QSB for the quarter ended September 30, 1998.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended December 31, 1998 except those designated by an asterisk (*) which shall be filed by amendment hereto:

    27.01       Financial Data Schedule


     (b) During the quarter ended December 31, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 2nd day of March 1999.


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