Form 10KSB
period 1999-03-31
UNITED TEXTILES & TOYS INC
filed 1999-08-04
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                                              13-3626613
         (State or Other Jurisdiction of Incorporation or Organization)         (IRS Employer Identification No.)


               1385 Broadway, Suite 814, New York, New York 10018
                    (Address of Principal Executive Offices)

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

                          Common Stock, $0.01 par value
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X].

     The Registrant's revenues for its fiscal year ended March 31, 1999 were $34,377,018.

     The aggregate market value of the voting stock on July 26, 1999 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $272,285 based upon the closing price for such Common Stock on said date ($0.625), as reported by a market maker. On such date, there were 4,550,235 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

History

     United Textiles & Toys Corp. (formerly Mister Jay Fashions International, Inc.) (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. All share and per share information takes into account the 1 for 10 reverse stock split effective in March 1997.

     On January 2, 1998, the Company issued 3,571,429 shares of common stock, par value $0.01 per share (the "Common Stock"), to Multimedia Concepts International, Inc. ("Multimedia"), at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) as payment for $1 million loaned by Multimedia to the Company. Multimedia is a company of which Ilan Arbel (the Company's president) is president and a director. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of the Company's Common Stock.

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

Ownership of the Company

     At fiscal year end March 31, 1999, 3,571,429 (or 78.5%) of the Company's shares of Common Stock were owned by Multimedia, the Company's parent. The president, chief executive officer, and a director of Multimedia is Ilan Arbel who is also the president and a director of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994. It is owned approximately 67.7% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a Swiss foundation, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company.

     The following chart depicts the Company's ownership structure:

                       Europe American Capital Foundation
          ||                            ||                       ||
          \/                            \/                       \/

Frampton Industries, Ltd.(100%) American Telecom PLC (80%) ABC Fund, Ltd. (100%)
                                       ||
                                       \/

                                     (100%)
                               U.S. Stores Corp.
                                       ||
                                       \/

                                    (67.7%)
                    Multimedia Concepts International, Inc.

                                       ||
                                       \/

                                    (78.5%)
                          United Textiles & Toys Corp.

                                       ||
                                       \/

                                    (45.2%)
                      Play Co. Toys & Entertainment Corp.

Ownership of Play Co. Toys & Entertainment Corp.

     Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("Atoys"), the then majority shareholder of Play Co. By corporate resolution dated June 1, 1996, the Company authorized Atoys to spin-off (the "Spin-off Distribution") to its stockholders the Play Co. shares of common stock owned by Atoys. The Spin-off Distribution was effected in August 1996.

     The Company owns 2,489,910 (or 45.2%) of the outstanding shares of Play Co.'s common stock, 578,742 of which shares were issued in August 1996 as a result of the Spin-off Distribution. All of the Company's holdings of Play Co. securities are subject to a two year lock-up on transfer commencing December 1997, in accordance with a lock up agreement executed in connection with Play Co.'s Series E preferred stock offering. Play Co. has two operating subsidiaries, Toys International.COM, Inc. ("Toys") and Play Co. Toys Canyon Country, Inc. ("Canyon"). Toys is owned 93.4% by Play Co., and Canyon is wholly-owned by Play Co. (Play Co. and its subsidiaries collectively are referred to herein as Play Co. except where specific delineation is necessary.) Toys operates twelve stores and has been assigned all profits, receipts, and other revenues generated by the one store leased by Canyon and by six Play Co. stores.

Business of Play Co. Toys & Entertainment Corp.

     Play Co., a Delaware corporation, was founded in 1974, at which time it operated one store under the name "Play Co. Toys" in Escondido, California. At present, Play Co. and its subsidiaries operate an aggregate of twenty-six stores throughout Southern California (in the Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties) and in (i) Tempe, Arizona, (ii) Las
Vegas, Nevada, (iii) Dallas, Texas, (iv) Auburn Hills, Michigan, and (v) Chicago, Illinois. Play Co. intends to expand its operations geographically and in accordance therewith has executed leases to open ten additional stores by the end of calendar year 2000. These stores shall be located in California (San Francisco, San Ysidro, and Mission Viejo), Nevada (Las Vegas), Texas (Houston), North Carolina (Charlotte), Tennessee (Nashville), and Illinois (Schaumberg).

     Approximately 75% of Play Co.'s stores offer educational, new electronic interactive, and specialty and collectible toys and items for sale and are strategically located in highly trafficked, upscale malls. The remaining 25% sell traditional toys and games and are located in strip shopping centers. Given the favorable results obtained from a two year market test of the sale of children's swimwear in its stores, Play Co. recently expanded its product mix and now offers a limited number of children's swimwear and accessories for sale in many of its stores.

     Since 1997, Play Co. has embraced and implemented a new store design and layout, remodeled most of its older stores, closed non-profitable stores, and expanded its geographic market from exclusively Southern California to the mid-western United States. Since 1996, Play Co. has opened eight stores which are considered by management to be high-end retail toy and educational, electronic interactive stores. These outlets, and those Play Co. expects to open in the future, offer items comparable in quality and choice to those offered by FAO Schwarz, Warner Brothers, and Disney Stores and are expected to attract clientele similar to those attracted by such stores.

     In April 1999, Play Co. debuted the first of three dedicated electronic commerce websites. This site, www.ToysWhyPayRetail.com, represents a new trade name and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by Play Co. out of season. Play Co. plans to offer approximately 1000 items for sale on the website. The second electronic commerce website, www.Playco.com, is currently being developed to a state-of-the-art standard in conjunction with an Internet consulting firm. This second site, which will offer collectible and imported specialty merchandise such as die-cast cars, dolls, plush toys, trains, and collectible action figures, is expected to open in the fall of 1999. In conjunction with the website launch, Play Co. plans to place computer kiosks in its retail locations in order to permit customers to place orders on the website for goods otherwise not sold in such stores.

     Because Play Co.'s new and newly remodeled stores focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys which generally carry higher gross margins than traditional toys, such stores have shown and are expected to continue to show higher gross profits than Play Co.'s older stores (which focused primarily on the sale of traditional toys).

Acquisition of Toys International

     In January 1997, Play Co. acquired substantially all of the assets of Toys. The acquisition, in principal, included the assignment to Play Co. of the three store leases then held by Toys and Toys' entire inventory. As part of the purchase agreement, Play Co. obtained the rights to the "Toys International" and "Tutti Animali" operating name trademarks and also assumed the existing leases at Toys' three store locations: two of such locations operate under the tradename "Toys International," and the third operates under the "Tutti Animali" tradename. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was tendered in the form of a $759,184 cash payment remitted in January 1997 and the execution of two promissory notes, aggregating $265,000, payable over a two year period. Both promissory notes were repaid in full under agreed terms. In order to ensure a smooth transition in operations, the former president of Toys, Mr. Gayle Hoepner, continued his relationship as a consultant to Play Co. through April 1997, during which time he advised Play Co. regarding Toys' then operations, vendors, policies, employees, etc.

Merchandising Strategy; Store Design

     Play Co. believes it important to offer an environment that is less intimidating and more "user friendly" than the environments provided by some of the larger toy retailers whose businesses compete with Play Co. In view of this belief, Play Co. actively embraces a policy of affording its customers courtesy, respect, and ease of convenience. Play Co. provides trained store clerks to assist customers with all of their shopping needs and stocks its merchandise at eye level for its patrons' convenience.

     In 1996, management determined that current and prospective consumers, whose needs and desires are influenced by prevailing musical, fashion, recreational, and entertainment trends, require variety and demand in addition to traditional products; namely, they desire the most fashionable products. In an effort to meet the rapidly changing needs of its consumers, Play Co. designed new outlets which provide a combination of (i) new educational, electronic interactive, specialty, hobby, and collectible toys and goods and (ii) traditional toys and games. In addition, it sought out, has opened, and continues to open outlets located in highly trafficked malls, rather than in the strip shopping centers where it originally opened its stores. In addition, Play Co. developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design has formed the foundation for Play Co.'s future direction and growth plans, thereby allowing Play Co. to meet current and imminent industry demands.

Product and Trend Analysis

     Play Co. continually assesses trends and demands in the industry, refines its store formats and/or product lines as needed, and analyzes and evaluates markets for future store openings, merchandise lines, and marketing strategies. Play Co. operates its stores under the names "Play Co. Toys," "Toys International," "Toy Co.," and "Tutti Animali" depending upon the product mix and location.

     Play Co. offers a broad in-stock selection of products at prices generally competitive within the industry. While it does not stock the depth or breadth of selection as some of its larger competitors do, Play Co. does strive to stock all basic categories of toys and all television advertised items and continues to emphasize specialty and educational toys in its stores. Product Lines

     Play Co.'s older stores, which are located in strip shopping centers, sell children's and adult toys, games, bicycles and other wheel goods, sporting goods, puzzles, Nintendo and Sony electronic game systems (and cartridges therefor), cassettes, and books. These stores offer in excess of 15,000 items for sale, most of which are major brand name toys and hobby products.

     Play Co.'s new (post 1996) and remodeled stores, while also offering the aforesaid products for sale, stock a mix of educational toys, specialty stuffed animals such as Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, computer software games, and Learning Curve and Ty products. Play Co.'s Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, primarily sells stuffed animals.

     Play Co. periodically reviews each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix to stock thereat. During calendar years 1997 and 1998, Play Co. market tested the sale in its stores of a limited number of pieces of children's swimwear manufactured by Breaking Waves, Inc. ("BWI"), an affiliate. (Play Co.'s chairman is also (i) the president of Shopnet.com, Inc. ("Shopnet"), the parent corporation of BWI, and (ii) the father-in-law of the Company's president.) Since those market tests proved successful, in November 1998, Play Co. entered into a sales agreement with BWI pursuant to which BWI agreed to sell to Play Co. on a wholesale basis, and Play Co. agreed to purchase from BWI, during each season during which swimwear is purchased, an agreed upon number of pieces of merchandise for its retail locations. Play Co. further agreed to provide advertising, promotional materials, and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods, in all mediums utilized by same. Play Co.'s swimwear sales comprise a small portion (less than 1%) of its total sales.

Suppliers and Manufacturers

     Play Co. purchases a significant portion of its products from approximately five manufacturers and ships them to its stores from its warehouse distribution center. There are no written contracts and/or agreements with any individual manufacturer or supplier; rather, all orders are on a purchase order basis only. Play Co. relies on credit terms from suppliers and manufacturers to purchase nearly all of its inventory. Credit terms vary from company to company and are based upon many factors, including the ordering company's financial condition, account history, type of product, and the time of year the order is placed. Such credit arrangements vary for reasons both within and outside the control of Play Co.

Warehousing, Shipping and Inventory Systems

     Play Co.'s stores are serviced from one distribution facility which is approximately 37,000 square feet. Inventory and shipment of products continues to be monitored by a computerized point-of-sale system. The point-of-sale system is a sophisticated scanning, inventory control, purchasing, and warehouse system which allows each store manager to monitor sales activity and inventory at each store and enables Play Co.'s officers to obtain reports on all stores. It monitors sales at all store locations and automatically notifies the warehouse and shipping department each time stock of a particular item is low or out, depending upon the item and the instructions programmed into it. Through this system, Play Co. analyzes product sales and adjusts product mix in order to maximize return and effectively manage its retail space.

     Play Co.'s stores generally are restocked on a weekly basis, although certain stores and certain items may be restocked at more frequent intervals. In addition, restocking of products is increased in the fourth calendar quarter, during the holiday season, during which period some stores are restocked on a daily basis. Play Co. ships to its stores in California by its own leased vehicles. Play Co. ships to stores located outside of California via truck load or less than truck load independent trucking companies.

Seasonality

     Since inception, Play Co.'s business has been highly seasonal, with the majority of its sales and profits being generated in the fourth calendar quarter of the year, particularly during the November and December holiday season.

Termination of Military Base Sales

     In June 1994, Play Co. began to sell toy and hobby items on a wholesale basis to military bases located in Southern California. In accordance with its new corporate focus, and given that wholesale sales to military bases were minimal in fiscal year 1998 (2% of sales) and fiscal year 1997 (3% of sales), Play Co. ceased such sales as of July 1998. Wholesale sales to military bases were approximately 1% of sales in fiscal year 1999.

Trademarks

     In 1976, 1994, and 1998, Play Co. received federal registrations for the trademarks "Play Co. Toys," "TKO" and "Toy Co." respectively. "Play Co. Toys" and "Toy Co." are utilized in connection with certain of Play Co.'s stores. "TKO" was used for certain items Play Co. previously manufactured. Play Co. also utilizes the tradenames "Toys International" and "Tutti Animali."

Financing through FINOVA Capital Corporation

     On January 21, 1998, Play Co. entered into a $7.1 million secured, revolving Loan and Security Agreement (the "FINOVA Agreement") with FINOVA Capital Corporation ("FINOVA"). The credit line offered under the FINOVA Agreement replaced the $7 million credit line Play Co. previously had with Congress Financial Corporation (Western) (the "Congress Financing"). Neither FINOVA nor Congress is affiliated with Play Co. or the Company. Play Co. repaid the Congress loan on February 3, 1998.

     The FINOVA credit line is secured by substantially all of Play Co.'s assets and expires on August 3, 2000. The FINOVA Agreement is also guaranteed by the Company. It accrues interest at a rate of floating prime plus one and one-half percent. Effective July 30, 1998, Play Co. and FINOVA amended the FINOVA Agreement to increase the maximum level of borrowings under the agreement from $7.1 million to $7.6 million. Effective September 24, 1998, Play Co. and FINOVA entered into a second amendment to the FINOVA Agreement to increase the maximum level of borrowings thereunder from $7.6 million to $8.6 million through December 31, 1998. As of January 1, 1999, the maximum level of borrowings returned to the $7.6 million level. In December 1998, the FINOVA Agreement was amended a third time to reflect FINOVA's taking of a subordinate position with respect to its lien on only such equipment as has been leased by Play Co. from Phoenix Leasing, Inc.

     In November 1998, pursuant to an agreement with ZD Group, L.L.C. ("ZD") - a related New York limited liability company, the beneficiary of which is a member of the family of the Company's president - ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA. FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan, pursuant to a fourth amendment to the FINOVA Agreement entered into on February 11, 1999. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. In March 1999, Play Co. and FINOVA entered into a Fifth Amendment to Loan and Security Agreement which stretches the agreed upon (in the FINOVA Agreement) decrease in advance rate against Play Co.'s cost value of its inventory over a five month period.

     Under the FINOVA Agreement, Play Co. is able to borrow against the cost value of eligible inventory. Since February 1999, pursuant to the Agreement, Play Co.'s allowed borrowing has increased by $100,000 to $2.5 million against a combination of $3 million in standby letters of credit in favor of FINOVA and restricted cash provided by a subordinated loan. $1.5 million of the $3 million in additional borrowing support from the standby letters of credit was provided by an institutional investor in the form of a subordinated loan, $1 million was provided in the form of a standby letter of credit issued by Multimedia (the Company's parent and thus an affiliate of Play Co.), and the other $500,000 was provided by Play Co.

     During fiscal year 1999, Play Co. breached two negative covenants in the FINOVA Agreement by exceeding maximum levels of capital expenditures and unsecured and lease financing. FINOVA waived such defaults.

     Play Co. believes that it will require a significant increase in its line of credit as a result of its 50% revenue growth over the past fiscal year and has approached FINOVA about increasing the line of credit. There can be no assurance that FINOVA (i) will be amenable to such a credit line increase or
(ii) will provide such an increase under terms that Play Co. deems reasonable.

Trade Financing

     Play Co. relies on credit terms from its suppliers and manufacturers to purchase nearly all of its inventory. Credit arrangements vary for reasons both within and outside the control of Play Co.. See "-- Suppliers and Manufacturers."

Fixture Financing

     During fiscal year 1999, Play Co. entered into approximately twelve financing agreements for the leasing of fixtures for its remodeled and new stores. These agreements were entered into with various entities, none of which is affiliated with Play Co., and bear terms of between three and five years. The agreements are payable monthly and provide fixture financing in the approximate aggregate amount of $849,000. All such financings are secured by Play Co.'s store fixtures and equipment. Play Co. is currently negotiating additional financing of this type.

Competition

     The toy market is highly competitive. Though Play Co.'s new stores offer a combination of traditional, educational, new electronic interactive, specialty, and collectible toys and items, Play Co. remains in direct competition with local, regional, and national toy retailers and department stores, including Toys R Us, Kay Bee Toy Stores, K-Mart, and Wal Mart. Most of Play Co.'s larger competitors are located in free-standing stores rather than in malls. Kay Bee stores, however, are located in malls, though their product line is different than Play Co.'s. Play Co. also competes with on-line toy retailers, such as eToys Inc. The toy market is particularly characterized by large retailers and discount stores with intensive advertising and marketing campaigns and with deeply discounted pricing of such products. Play Co. competes as to price, personnel, service, speed of delivery, and breadth of product line.

     As a result of the continually changing nature of children's consumer preferences and tastes, the success of Play Co. is dependent on its ability to change and adapt to new trends and to supply the merchandise then in demand. Children's entertainment products are often characterized by fads of limited life cycles. Combining the traditional and educational toy segments of the market into one retail location is believed to be a unique concept that should prove to differentiate Play Co.'s stores from those of its larger or similar size competitors. Management has been unable to locate any other retailer currently using this combined marketing concept. Play Co. will compete for the educational toy customer with other specialty stores such as Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle.

     Most of the companies with which Play Co. competes have more extensive research and development, marketing, and customer support capabilities and greater financial, technological, and other resources than those of Play Co. There can be no assurance that Play Co. will be successful or that it will be able to distinguish itself from such larger, better known entities. In addition, Play Co. does not believe there are any significant barriers to entry to discourage new companies from entering into this industry.

Employees

     As of June 30, 1999, the Company had three executive officers and no other employees. At June 30, 1999, Play Co. had three executive officers, approximately 151 full time employees, and approximately 332 part time employees. None of the employees of Play Co. is represented by a union, and Play Co. considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of Play Co.'s store managers reports to Play Co.'s vice president of retail operations and vice president of merchandising who in turn report directly to Play Co.'s executive officers.

Recent Developments

     On July 27, 1998, the Company purchased 100,000 shares of Play Co.'s Series E preferred stock for $100,000. In determining the purchase price paid by the Company, the trading price of the securities - along with the applicable discounts for illiquidity, lack of marketability, and lack of registration rights - were considered. The trading price of approximately $2.00 per share was discounted by 50% for the above reasons.

     On January 2, 1998, the Company issued 3,571,429 shares of its Common Stock to its parent, Multimedia, a company of which the Company's president is president and a director, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) as payment for $1 million loaned by Multimedia to the Company. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of Common Stock of the Company.

     In January 1998, the Company guaranteed Play Co.'s loan from FINOVA. Thereafter, the president of the Company, Ilan Arbel, in a letter dated May 15, 1998, represented, generally, his intent and ability to provide working capital to Play Co., should same be necessary, through September 30, 1999.

Play Co. Toys  & Entertainment Corp.

     In July 1999, pursuant to Regulation S of the General Rules and Regulations Under the Securities Act of 1933, as amended, Toys sold 6.6% of its common stock in a private transaction in exchange for $2.8 million. It also entered into an investment agreement with an investment banking firm to take Toys public in an initial public offering. Toys expects to raise approximately $20 million to $25 million through the sale of 22% of its common stock within approximately 90 days.

     In May 1999, Play Co. sold 750,000 shares of Series F Preferred Stock, par value $0.01 per share, at a purchase price of $1.00 per share, in a private placement. Play Co. received $657,500 in net proceeds from the sale.

     In March 1999, Play Co. borrowed an aggregate of $400,000 from Full Moon Development, Inc., a corporation not affiliated with Play Co. or the Company, pursuant to two promissory notes, each in the amount of $200,000. Play Co. has repaid both notes.

     In February 1999, Play Co. entered into a one year agreement with Typhoon Capital Consultants, LLC ("Typhoon") pursuant to which Typhoon is to provide financial and other consulting services. In exchange for Typhoon's services, the agreement provides for the grant of an option to purchase an aggregate of 150,000 shares of Common Stock, exercisable at $1.75 per share until their expiration on August 30, 2001.

     In November 1998, Play Co. borrowed $250,000 from Amir Overseas Capital Corp. ("Amir"), a corporation not affiliated with Play Co. or the Company, under a promissory note which bore interest at 12%. In September 1998, Play Co. borrowed $1 million from Amir, under a promissory note which bore interest at 12%. Both notes have been repaid.

         In July 1998, Play Co. entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group, Inc. ("CRG"), a Florida corporation not affiliated with Play Co. or the Company, pursuant to which CRG is to provide investor and public relations services to Play Co. for a period of five years. Under the terms of the Agreement, Play Co. paid $100,000 to CRG upon execution of the agreement, and a Play Co. shareholder remitted 50,000 shares of Play Co. Series E preferred stock as a reimbursement for expenses. In addition, in exchange for CRG's services, the agreement provided for the grant to CRG and four of its principals options to purchase an aggregate 450,000 shares of Play Co. common stock at an exercise price of $0.78125 per share and an aggregate 700,000 shares of Series E preferred stock at an exercise price of $2.25 per share. In connection with these options, Play Co. recorded approximately $35,000 in compensation ($10,000 for the Series E preferred stock options and $25,000 for the common stock options) based on an option pricing model which considered the volatility of the securities' stock prices, and the short life of the options, 2/3 of which are exercisable for a two month period and the remaining 1/3 of which are exercisable for an eight month period.

     In May 1998, Play Co. commenced an offering of units, each unit comprising one share of Play Co.'s Series F preferred stock and one Series F preferred stock purchase warrant, at a purchase price of $3.00 per unit, through Morgan Grant Capital Group, Inc. as placement agent. Play Co. terminated the offering in June 1998, and no funds were raised thereby.

     In June 1998, ABC, a Belize corporation which is (i) an affiliate of the Company and Play Co. under common control and (ii) the holder of a 5% convertible secured subordinated Play Co. debenture - dated January 21, 1998 and due August 15, 2000 - offered to amend the terms of the debenture to enable the conversion of the principal amount and accrued interest thereon into shares of

Play Co. Series E preferred stock, at a conversion price of $1.00 per share. Play Co. agreed to convert the debenture since the conversion of the debt into equity would result in a strengthened equity position which Play Co. believed would provide confidence to its working capital lender, FINOVA, and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the debenture. Simultaneously with its offer to amend the debenture, ABC elected to convert same as of June 30, 1998 whereby, $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E preferred stock. ABC did not receive any registration rights regarding the shares. Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA.

     The debenture provided for the conversion, at the option of ABC, of the debenture into shares of common stock of either (i) a subsidiary which Play Co. intended to form for the purpose of acquiring those stores operated by Play Co. (or its subsidiaries) which conduct business as "Toys International," or (ii) any other subsidiary (such as Toys) which might acquire a portion of the assets and business of Play Co. This option to convert was exercisable at the net book value of the subsidiary's shares on the date ABC exercised the option with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. In September 1998, in accordance with the terms of the debenture, ABC assigned its option to Tudor Technologies, Inc. ("Tudor"), an entity of which Mr. Moses Mika (a director of the Company and Play Co. and the father of the Company's president) is a shareholder. On July 15, 1999, Tudor elected to exercise its right to purchase the Toys common stock and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. Play Co. agreed to Tudor's request.

ITEM 2. DESCRIPTION OF PROPERTY

     Until April 1998, the Company subleased 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, at an approximate rate of $12,500 per annum. It is at this location that the Company housed its administrative offices, factory, and warehouse. In April 1998, in connection with the Company's cessation of its textile operations, the Company moved its administrative offices to 1410 Broadway, Suite 1602, New York, New York 10018 and vacated its former office, factory, and warehouse space at 448 West 16th Street. The office space at this location was leased to U.S. Apparel Corp. (a subsidiary of Multimedia, the Company's parent), and pursuant to an oral agreement with U.S. Apparel Corp., the Company paid no remuneration for its use of the premises. The president of the Company is also the president of U.S. Stores Corp. and Multimedia. On July 1, 1999, the Company vacated 1410 Broadway and relocated, with Multimedia (its parent) and U.S. Apparel Corp. (the named tenant on the lease), to 1385 Broadway, Suite 814, New York, New York 10018.
Pursuant to an oral agreement with U.S. Apparel Corp., the Company pays no remuneration for its use of the premises.

Play Co. Properties

     Until recently, Play Co.'s stores were serviced from two adjacent distribution facilities (one 37,000 square feet in size, the other 18,000 square feet in size) encompassing an aggregate of approximately 55,000 square feet, at 550 Rancheros Drive, San Marcos, California. As of April 15, 1997, however, Play Co. returned approximately 15,400 feet of the 18,000 square foot warehouse space to the landlord. Play Co. now leases (i) 40,000 square feet of combined office and warehouse space (approximately 3,000 square feet is office space, and the remaining 37,000 square feet is warehouse space) and (ii) approximately 2,600 square feet of separate space which houses defective merchandise until same is either returned to the manufacturers or Play Co. is authorized by the manufacturers to destroy the goods. The former space is leased at an approximate annual cost of $247,000, from a partnership of which one of the partners is Richard Brady, the president and a director of Play Co. The lease expires in April 2000, and Play Co. believes that it is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. The latter space is leased at an approximate annual cost of $31,572, from Dunlop/Townley Holdings. The lease expires in March 2000. From October 1998 through April 1999, Play Co. leased an additional 4,200 square feet of warehouse space for $2,300 per month to store overflow inventory from its primary warehouse.

     The following table sets forth the leased properties on which Play Co.'s (and its subsidiaries') currently operating stores (aggregating 26) are located:

===============================================================================================================================
                                                    SIZE IN SQUARE FEET
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            12,000                July 2006                          $108,000.00
Santa Clarita
19232 Soledad Canyon Rd
Santa Clarita, CA  91351
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             7,800                January 2001                        $84,840.00
Santa Margarita
27690-B Santa Margarita
Mission Viejo, CA  92691
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             8,250                December 1999                       $87,549.72
Chula Vista
1193 Broadway
Chula Vista, CA  91911
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            10,030                June 2000                          $127,880.64
El Cajon
327 N. Magnolia
El Cajon, CA  92020
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            11,323                November 1999                       $95,040.48
Simi Valley
1117 E. Los Angeles, Suite C
Simi Valley, CA  93065
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            10,000                September 2005                     $110,753.88
Encinitas
280 N. El Camino Real
Encinitas, CA  92024
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                             9,800                December 2004                       $117,330.72
Pasadena
885 S. Arroyo Parkway
Pasadena, CA  91105
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            13,125                January 2001                         $96,360.00
Orange
1349 E. Katella
Orange, CA  92513
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                            10,478             Month to Month                          $95,941.80
Redlands
837 Tri-City
Redlands, CA  92373
===============================================================================================================================



(table continued from previous page)

===============================================================================================================================
                                                    SIZE IN SQUARE FEET
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,156          August 2002                          $88,053.00
Clairemont
4615-A Clairemont Drive
San Diego, CA  92117
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 11,597          March 2004                           $91,020.00
Rancho Cucamonga
9950 W. Foothill Blvd, Suite U
Rancho Cucamonga, CA 91730
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                 10,000         October 2004                          $64,926.60
Corona
1210 W. Sixth Street
Corona, CA  91720
-------------------------------------------------------------------------------------------------------------------------------
Play Co. Toys                                                  9,400         December 2003                        $178,980.00
Woodland Hills
19804 Ventura  Blvd., #366
Woodland Hills, CA 91364
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             5,183         January 2004                         $159,900.00
South Coast Plaza, Ste. 1020
3333 Bristol Street, Suite 1030
Costa Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,869         January 2001                         $145,920.00
Century City
10250 Santa Monica Blvd
Los Angeles, CA  90067
-------------------------------------------------------------------------------------------------------------------------------
Tutti Animali                                                  1,220         January 2000                         5% of Sales
Crystal Court
3333 Bear Street
Cost Mesa, CA  92626
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                             3,620          August 2007                          $83,260.08
Galleria at South Bay
1815 Hawthorne Blvd., #366
Redondo Beach, CA  90278
-------------------------------------------------------------------------------------------------------------------------------
Toy  Co.                                                       5,642         January 2003                         $112,840.00
Ontario Mills
One Mills Circle, #302
Ontario, CA  91764
===============================================================================================================================

(table continued from previous page)

===============================================================================================================================
                                                    SIZE IN SQUARE FEET
                                                                                 LEASE                     BASE RENT
                 STORE LOCATION                                               EXPIRATION                  ANNUAL COST
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                  7,103               October 2002                         $163,369.00
Arizona Mills
5000 Arizona Mills Circle, #689
Tempe, AZ  85282
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                  7,002                 May 2008                           $175,483.32
Fashion Outlet of Las Vegas
32100-320 Las Vegas Blvd. So.
Primm, NV 89019
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                  9,369                 May 2003                           $175,483.32
Grapevine Mills
3000 Grapevine Mills Pkwy, Ste. 312
Grapevine, TX 76051
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       5,339                 December 2008                      $133,475.04
Thousand Oaks
208 W. Hillcrest Drive
Thousand Oaks, CA 91360
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       10,000                May 2008                           $195,000.00
Great Lakes Crossing
4236 Baldwin Rd., #551
Auburn Hills, MI 48326
-------------------------------------------------------------------------------------------------------------------------------
Toy Co.                                                  12,496                July 2003                          $168,696.00
Gurnee Mills Mall
06170 W. Grand Ave., Sp. #559
Gurnee, IL 60031
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       9,400                March 2008                          $221,424.00
The Block
20 City Dr. West, Ste. 203
Orange, CA 92868
-------------------------------------------------------------------------------------------------------------------------------
Toys International                                       7,002                 June 2004                          $450,000.00
The Venetian Resort & Casino
3311 Las Vegas Blvd. South, Ste.1212
Las Vegas, NV 89109
===============================================================================================================================

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company or its parent or subsidiary.

     Play Co. is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business, except that in October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against Play Co. for breach of contract pertaining to premises leased by Play Co. in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. Play Co. vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys' fees, in the approximate amount of $300,000. This action is in the discovery phase and a trial is scheduled for September 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities were quoted on the Nasdaq SmallCap Stock Market until August 28, 1997, at which time Nasdaq delisted the Company's securities. The following table sets forth representative high and low bid quotes as reported by the OTC Bulletin Board whereon the Company's securities are quoted, during the periods stated below (quotes prior to August 28, 1997 are reported by Nasdaq). Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions. Common Stock

         Calendar Period                                Low                               High



              1997

01/01/97 - 03/31/97(1)                                   0.156                             1.00
04/01/97 - 06/30/97                                       0.81                             1.00
07/01/97 - 08/28/97(2)                                    0.13                            10.81
08/29/97 - 09/30/97                                       0.22                             0.22
10/01/97 - 12/31/97                                       0.01                             0.75

              1998

01/01/98 - 03/31/98                                       0.27                             0.75
04/01/98 - 06/30/98                                       0.25                             0.30
07/01/98 - 09/30/98                                       0.20                             0.40
10/01/98 - 12/31/98                                       0.15                             0.21

              1999

01/01/99 - 03/31/99                                       0.15                             0.25
04/01/99 - 06/30/99                                       0.22                             0.37
07/01/99 - 07/31/99                                       0.25                             0.34


         (1) Reflects the 1 for 10 reverse  stock split  effected in March 1997.

         (2) The Company was delisted from the Nasdaq SmallCap Stock Market on August 28, 1997.

     As of July 26, 1999, there were approximately 15 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1600 additional beneficial owners of shares of Common Stock held in street name. As of July 12, 1999, the number of outstanding shares of the Company's Common Stock was 4,550,235.

Recent Sales of Unregistered Securities

     The Company sold no unregistered securities during the fiscal year ended March 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                                                        Restated

                                                                 1999                     1998

Balance Sheet Data:



Working capital (deficiency)                                $       (3,929,270)       $       (996,465)
Total assets                                                         21,147,039              14,359,762
Total current liabilities                                            17,309,487              10,243,432
Long-term obligations                                                 8,527,116               7,055,549
Stockholders' equity                                                (4,524,506)             (3,538,617)



Operating Data:

Net sales                                                    $       34,377,018          $   23,019,748
Cost of sales                                                        19,590,784              15,222,746
Total operating expenses                                             13,912,404              10,493,859
Effect of non-cash dividends on convertible preferred stock           1,707,725               1,473,806
Net income (loss)                                                     (985,887)             (3,578,401)
Income (loss)  per common share                                           (0.22)                 (2.80)
Weighted average shares outstanding                                   4,550,234               1,276,424


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

     United Textiles & Toys Corp.'s (the "Company") board of directors voted to cease all manufacturing activities as of March 31, 1998 due to continuing losses. The consolidated financial statements contained herein in this document reflect the continuing operations of the Company's subsidiary, Play Co. Toys & Entertainment Corp. ("Play Co.").

For the year ended March 31, 1999 compared to the year ended March 31, 1998

     Consolidated net sales for the year ended March 31, 1999 were $34,377,018. This represented an increase of $11,357,270, or 49.3% over net sales of $23,019,748 for the year ended March 31, 1998. The net increase was comprised of an increase in Play Co.'s net sales of $11,802,703 and a decrease of $445,433 in the Company's net sales for the comparable period. The Company reported net sales of $5,788 for the year ended March 31, 1999.

     Approximately $7.6 million of Play Co.'s increase came from new stores, and the remaining $4 million was attributed to a 21.3% increase in same store sales.

     At March 31, 1999, Play Co. had 25 retail locations, compared to 19 retail locations at March 31, 1998. During fiscal 1999, Play Co. opened six additional stores.

     Consolidated cost of sales was $19,590,784 for the year ended March 31, 1999 as compared to $15,222,746 for the year ended March 31, 1998. This represented an increase of $4,368,038 or 29%. The increase can be attributed again to increased sales volume as well as a change in Play Co.'s merchandising mix to augment its historical product base of lower marginal toys with educational and specialty toys which generally produce better margins than traditional toys.

     Consolidated operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) were $12,898,403 for the year ended March 31, 1999 as compared to $9,235,980 for the year ended March 31, 1998. This represented an increase of $3,622,423 or 40%. The increase can be attributed to a growth in rent expense, payroll, and related costs associated with new store openings by Play Co.

     Play Co. incurred $27,659 of litigation related expenses in the year ended March 31, 1999. The expenses were associated with the closure of five store locations and related subsequent litigation. This expense includes settlement amounts relating to four of the five closed locations and the related legal fees and costs. Play Co. remains in litigation regarding the fifth closed store, and the $27,659 relates directly to that store.

     Depreciation and amortization expense in the year ended March 31, 1999 was $968,342 as compared to $674,338 in the year ended March 31, 1998. This represented an increase of $294,004 or 44%. The primary reason for this increase was the resultant depreciation on fixed assets purchased for six new stores opened by Play Co. during the year ended March 31, 1999.

     Total interest expense amounted to $965,051 for the year ended March 31, 1999. This represented an increase of $149,531 or 18%. The increase can be attributed to a higher level of borrowing by Play Co.

     For the year ended March 31, 1999, subsequent to the adjustment for the minority interest in the net loss of Play Co., the Company reported a consolidated net loss of $985,887 or $0.22 per common share. For the year ended March 31, 1998, subsequent to the minority interest adjustment, the Company reported a consolidated net loss of $2.80. Management attributes the decrease in net loss per share to increased sales performance of the Play Co. retail units.

Liquidity and Capital Resources

     At March 31, 1999, consolidated working capital deficit was $3,929,270 as compared to a working capital deficit of $996,465 as of March 31, 1998. This change in consolidated working capital was largely due to additional borrowings by Play Co. and an increase in accounts payable.

     For the year ended March 31, 1999, consolidated operating activities provided funds of $370,529 as compared to the year ended March 31, 1998 in which $423,408 was provided by operating activities. The decrease was due primarily to the increase in inventory at March 31, 1999.

     The Company used $2,623,902 in investing activities for the year ended March 31, 1999 as compared to a usage of $3,288,529 for the year ended March 31, 1998. The decrease is due primarily to a decrease in the purchase of restricted certificates of deposits, offset by an increase in the purchase of property, plant & equipment.

     Consolidated financing activities generated funds of $1,720,640 during the year ended March 31, 1999 as compared to a generation of $3,379,831 in funds during the year ended March 31, 1998. The primary elements in the generation of financing funds were net borrowings under a new financing agreement by Play Co. and net proceeds received by Play Co. from notes payable.

     For the years ended March 31, 1999 and 1998, Play Co. generated losses of $1,566,857 and $3,528,276 respectively, which amounts includes the minority shareholders' pro rata share. As a result, consolidated net cash decreased from $659,378 at March 31, 1998 to $126,625 at March 31, 1999.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, Play Co. enjoyed significant increases in sales and gross profits in the year ended March 31, 1999. While Play Co. believes that its new product mix will remain popular with the consumer market for the remainder of 1999, there can be no assurance that this growth will continue. The history of the toy industry indicates that there is generally at least one highly popular toy every year.

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

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. Play Co. also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers such as eToys, Inc. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the toy industry.

Seasonality

     Play Co.'s operations are highly seasonal with approximately 30-40% of its sales falling within the third quarter which encompasses the Christmas selling season. Play Co. intends to open new stores throughout the year, but generally before the Christmas selling season, which will make the third quarter sales an even greater percentage of the total year's sales.

Impact of Inflation

     The impact on consolidated results of operations has not been significant. Play Co. attempts to pass on increased product prices over time.

Year 2000

     The Company does not believe that the Year 2000 computer issue will have a significant impact on its operations or financial position and thus does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, other entities' failures to ensure year 2000 capability may have an adverse effect on the Company via its subsidiary, Play Co.

     In 1998, Play Co. developed a plan to upgrade its existing management information system and computer hardware and to become year 2000 compliant. Play Co. has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. It expects to finish the year 2000 compliance work in the September quarter of 1999. Beyond this issue, Play Co. has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. It has reviewed its significant vendors' and financing arm's recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps it has taken to become year 2000 compliant are sufficient. In continuation of this review, Play Co. shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of Play Co. that would lead it to believe that its significant vendors and/or service providers will not be year 2000 ready. The effect, if any, of year 2000 problems on Play Co.'s results of operations if Play Co. or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty. It is nonetheless possible that year 2000 problems could have a material adverse effect in that holiday 1999 purchases may be stunted due to consumer uncertainty and that the overall business environment may be disrupted in Play Co.'s fourth fiscal quarter, which in turn, would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

                  See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 14, 1997, the Company and Lazar, Levine & Company LLP ("LLC") mutually agreed that LLC would no longer be the Company's auditors. The resignation of LLC was not due to any discrepancies or disagreements between the Company and same on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, as there were no such discrepancies or disagreements.

     There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two fiscal years ended March 31, 1997 and 1998 through the date of resignation, May 14, 1997. The Company's board of directors approved the acceptance of the accountant's resignation.

     On July 1, 1997, the Company's board of directors authorized the Company's executive officers to engage Jerome Rosenberg, CPA, P.C. as the Company's new auditing firm for the year ending March 31, 1997. Prior to engaging Jerome Rosenberg, CPA, P.C., such accounting firm was not consulted on any matters relative to the application of accounting principles on specified transactions or in any matter that was the subject of a disagreement with the prior accountants.

     During the past two fiscal years, no accountant's report on the Company's financial statements contained any adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                            Age                  Position

Ilan Arbel                      47                   Chief Executive Officer, President, and Director

Rivka Arbel                     46                   Vice President and Director

Allean Goode                    67                   Secretary, Treasurer,  and Director

Moses Mika                      80                   Director


     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the board of directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the board of directors. There are no family relationships between or among any officers or directors of the Company except that Rivka Arbel is the sister-in-law of Ilan Arbel and Moses Mika is the father of Mr. Arbel.

     As permitted under the Delaware General Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages caused by breaches of said directors' fiduciary duties. As a result of such provision, stockholders may be unable to recover damages against directors for actions which constitute negligence or gross negligence or are in violation of their fiduciary duties. This provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative and other types of shareholder litigation against directors.

     Ilan Arbel has been the president, chief executive officer, and a director of the Company since 1991. Mr. Arbel was the president, chief executive officer, and a director of Atoys from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his directorship, until July 1996. Mr. Arbel was the president, secretary, and a director of Multimedia from inception until June 12, 1995. He was reelected a director in August 1995 and president in May 1996. Since its inception, in February 1997, Mr. Arbel has been the president and a director of U.S. Apparel. From May 1993 to April 1997, Mr. Arbel was a director of Play Co. (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has B.A. degrees in Economics, Business, and Finance.

     Moses Mika was appointed director of the Company in March 1998. He has been a director of Play Co. since March 1998 and a director of Toys since May 1998. Mr. Mika is the president of H.D.S. Capital Corp. and the majority shareholder of European Ventures Corp. Mr. Mika has been retired since 1989.

     Allean Goode has been secretary, treasurer, and a director of the Company since September 1992. Ms. Goode was appointed secretary and treasurer of Multimedia in March 1998. Ms. Goode was assistant secretary of Play Co. from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for the Company. Ms. Goode was secretary, treasurer, and a director of Atoys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as office manager and bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

     Rivka Arbel has been a director of the Company since September 29, 1992. Since March 1996, she has been a vice president of the Company. Since 1986, Ms. Arbel has been president and a director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms. Arbel is the sister-in-law of Ilan Arbel, the Company's president and chief executive officer.

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

     No person ("a Reporting Person") who during the fiscal year ended March 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock or Series E Stock [which are the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934], failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except as follows: (i) Ilan Arbel failed to file Forms 3 and 5, (ii) Rivka Arbel failed to file Forms 3 and 5, (iii) Allean Goode failed to file Forms 3 and 5, (iv) Moses Mika failed to file Forms 3 and 5, (v) Multimedia and American Telecom PLC failed to file Forms 5, (vi) American Telecom Corp. failed to file Forms 4 and 5, (vii) U.S. Stores Corp. failed to file Forms 4 and 5, and (viii) Europe American Capital Foundation failed to file Forms 3 and 5. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein. ITEM
10. EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1999, 1998, and 1997 to each of the named executive officers of the Company.

==================================================================================================================================
                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                  Long-Term Compensation

                                                                                    Awards             Payouts

                                        Salary        Bonus  Annual                       Securities
Name and Principal          Year         ($)        ($)(1)   Compen        Restricted     Underlying                    All Other
Position                                                     -sation($)    Stock          Options/       LTIP           Compen-
                                                                           Award(s)($)    SARs (#)       Payouts($)     sation ($)
Ilan Arbel (2)              1999         --           --        --           --             --              --               --
  President,  CEO,
 and Director
                            1998         --           --        --           --             --              --               --
                            1997         --           --        --           --           300,000           --               --
====================================================================================================================================

    ----------------------

     (1) No bonuses were paid during the periods herein stated.

     (2) Mr. Arbel became the chief executive officer of the Company in February 1991. Mr. Arbel does not receive any compensation from the Company for being an officer or director.

Employment Agreements

     In May 1996, the Company entered into five year employment agreements with each of Mr. Arbel and Rivka Arbel. Pursuant to such agreements, Mr. Arbel and Mrs. Arbel were granted options to purchase an aggregate of 300,000 and 40,000 shares, respectively, of the Company's Common Stock at a purchase price equal to the average bid price for the Company's Common Stock as reported on the Nasdaq SmallCap Stock Market, for a period of ninety days ending five days prior to exercise. Such options were exercised in their entirety. See "Certain Relationships and Related Transactions."

1992 Stock Option Plan

     In 1992, the Company adopted a Stock Option Plan (the "SOP"). The board believes that the SOP is desirable to attract and retain executives and other key employees of outstanding ability. Under the SOP, options to purchase an aggregate of not more than 15,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors, and independent consultants to the Company and its subsidiaries.

     The board of directors is charged with administration of the SOP and is generally empowered to interpret it, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of the fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company).

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

     Options granted pursuant to the SOP may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the SOP provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the SOP, provided, however, that certain material modifications affecting the SOP must be approved by the shareholders, and any change in the SOP that may adversely affect an optionee's rights under an option previously granted pursuant to same requires the consent of the optionee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 27, 1999, by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:


                   Name and Address                                Number of Shares             Percent of Common Stock
                 of Beneficial Owner                             Beneficially Owned 1             Beneficially Owned 2

------------------------------------------------------------------------------------------------------------------------------------
Multimedia Concepts International, Inc.
1385 Broadway, Suite 814
New York, New York  10018                                             3,571,429                                78.5%
------------------------------------------------------------------------------------------------------------------------------------
Ilan Arbel (3)
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                              3,571,429                                78.5%
New York, New York  10018
------------------------------------------------------------------------------------------------------------------------------------
U.S. Stores Corp.(4)
1385 Broadway, Suite 814
New York, New York  10018                                             3,694,579                                81.2%
------------------------------------------------------------------------------------------------------------------------------------
American Telecom, PLC (5)
8-13 Chiswell Street
London EC 1Y 4UP                                                      3,694,579                                81.2%
------------------------------------------------------------------------------------------------------------------------------------
Europe American Capital Foundation (6)
Box 47
Tortola British Virgin Islands                                        4,114,579                                90.4%
------------------------------------------------------------------------------------------------------------------------------------
Allean Goode
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                  --                                     --
New York, New York  10018
------------------------------------------------------------------------------------------------------------------------------------
Rivka Arbel
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                  --                                     --
New York, New York  10018
------------------------------------------------------------------------------------------------------------------------------------
Moses Mika
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                  --                                     --
New York, New York  10018
------------------------------------------------------------------------------------------------------------------------------------
Officers and Directors as a Group
(4 persons)                                                               --                                     --
------------------------------------------------------------------------------------------------------------------------------------

(footnotes from previous page)

     (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or entity to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or entity.

     (2) The "Percent of Common Stock Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) the number of shares of Common Stock that such person or entity has the right to acquire within 60 days, whether by exercise of options or warrants. The "Percent of Common Stock Beneficially Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of said person, to acquire them within 60 days, whether by exercise of options or warrants.

     (3) Ilan Arbel is the president and a director of each of Multimedia, a publicly traded company which is the parent of the Company (owning 78.5% of same) and U.S. Stores Corp., a private company which is the parent of Multimedia (owning 67.7% of same).

     (4) U.S. Stores Corp. is the parent of Multimedia, owning 67.7% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by Multimedia. U.S. Stores Corp. also owns 123,150 shares of the Company's Common Stock in street name.

     (5) American Telecom, PLC is a British corporation and the parent of U.S. Stores Corp., owning 100% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by U.S. Stores Corp.

     (6) EACF is a Swiss foundation and the parent of American Telecom, PLC, owning 80% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by American Telecom, PLC. EACF is also the record owner of 420,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Multimedia Concepts International, Inc.

     On January 2, 1998, the Company issued 3,571,429 shares of its Common Stock to its parent, Multimedia, a company of which the Company's president is president and a director, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) as payment for $1 million loaned by Multimedia to the Company. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of Common Stock of the Company.

     In January 1998, in accordance with certain financing provided by FINOVA, the Company's subsidiary, Play Co., received $3.0 million in standby L/Cs. $1 million of same was provided by Multimedia, the Company's parent.

Officers and Directors

     In May 1996, the Company entered into five year employment agreements with each of Ilan Arbel and Rivka Arbel. Pursuant to such agreements, Mr. Arbel and Mrs. Arbel were granted options to purchase an aggregate of 300,000 and 40,000 shares of Common Stock, respectively. Of the aggregate of 340,000 shares, 135,000 were exercised at a purchase price of $1.63 per share and 205,000 were exercised at a purchase price of $1.75. The price was equal to the average bid price for the Company's Common Stock as reported on the Nasdaq SmallCap Stock Market, for a period of ninety days ending five days prior to exercise. The options were exercised and the shares were sold in May and June 1996. See "Executive Compensation" for a description of the Company's compensation of its officers and directors.

American Toys, Inc. Spin-Off

     On January 30, 1996, pursuant to the requirements of Play Co.'s loan agreement with Congress, Atoys (the Company's former subsidiary and Play Co.'s former parent) converted all $1.4 million of debt owed by Play Co. into equity. Congress is not affiliated with Play Co.. In exchange for the debt, Atoys agreed to receive from Play Co. one share of Series D Preferred Stock with the right to elect 2/3 of Play Co.'s board of directors upon stockholder approval. In August 1996, the one share of Series D Preferred Stock was converted into 385,676 shares of Play Co.'s Common Stock based on the initial amount of the debt divided by the average price of the shares for a 90 day period prior to the conversion. This was performed in order for Atoys to spin such shares off to its stockholders and divest its interest in Play Co. As a result of the spin-off, the Company (which was the then majority shareholder of Atoys) became the parent of Play Co.

Play Co. Toys & Entertainment Corp.

     The Company guaranteed Play Co.'s loan from FINOVA.

     The president of the Company, Ilan Arbel, in a letter dated May 15, 1998, has represented, generally, his intent and ability to provide working capital to Play Co., should same be necessary, through September 30, 1999.

     On July 27, 1998, the Company purchased 100,000 shares of Play Co.'s Series E preferred stock for $100,000. In determining the purchase price paid by the Company, the trading price of the securities - along with the applicable discounts for illiquidity, lack of marketability, and lack of registration rights - were considered. The trading price of approximately $2.00 per share was discounted by 50% for the above reasons.

     In the fourth quarter of the year ended March 31, 1999, Play Co. borrowed $100,000 from Shopnet under an unsecured note, with interest at 9%. Of this amount, $50,000 has been repaid to date. The original maturity date has been extended to an unspecified date. In each of April and May 1999, Play Co. borrowed an additional $100,000 under unsecured notes, with interest at 9% and maturity on August 31, 1999 and September 30, 1999, respectively.

     On November 24, 1998, pursuant to a sales agreement entered into by and between Play Co. and BWI, BWI purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The shares purchased by BWI represent approximately 25.4% of the total common stock issued and outstanding after the transaction. The consideration for the stock was $665,000, which represents a price of $0.475 per share. The price represents an approximate 33% discount from the then current market price of $0.718 reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration was in cash and the remaining $365,000 was in product from BWI, primarily girl's swimsuits. The $365,000 value of the swimsuit inventory was determined by Play Co. based on its analysis of the net realizable value of the inventory received. Play Co. had previously carried swimsuits from BWI in its stores on a trial basis. Pursuant to the sales agreement (which has a term of one year and automatically extends for one year terms unless terminated by either of the parties), Play Co. agreed to purchase a minimum of 250 pieces of merchandise for each of its retail locations and to provide advertising promotional materials and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods.

     On July 15, 1998, Play Co. borrowed $300,000 from BWI and issued an unsecured promissory note (at 9% interest per annum) to same in exchange therefor. The note called for five monthly installments of principal and interest commencing August 15, 1998 and ending December 30, 1998 and has been repaid in full.

     On March 1, 1998, Play Co. borrowed $250,000 from BWI and issued an unsecured promissory note (at 15% interest per annum) to same in exchange therefor. The note called for ten monthly installments of principal and interest commencing on March 31, 1998 and ending on December 31, 1998 and has been repaid in full.

     In November 1998, Play Co. entered into an agreement with ZD to secure additional financing. ZD is a New York limited liability company, the beneficiary of which is a member of the family of the Company's president. Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA, Play Co.'s working capital lender (which is not an affiliate of Play Co.). FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan, pursuant to a Fourth Amendment to Loan and Security Agreement executed on February 11, 1999 by and between Play Co. and FINOVA. The term loan from FINOVA expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a profit percentage after application of corporate overhead from three of Play Co.'s stores.

     In January 1999, Play Co. and Frampton, an affiliated British Virgin Islands company, under common control with the Company and Play Co., executed a letter agreement pursuant to which Frampton has agreed to act as the exclusive placement agent and financial advisor for Play Co. in connection with a contemplated proposed offering of convertible debentures. The agreement is for a term of six months (with a potential two month extension at Frampton's option) and provides that Frampton shall be provided an investment banking fee of 8% of the face amount of each debenture funded.

     In November 1998, Play Co. entered into an agreement with Frampton to secure additional financing. Pursuant to the agreement, Frampton loaned $500,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture bears a 5% interest rate and initially was convertible into Series E preferred stock at a price of $0.10 per share at Frampton's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, Frampton agreed to amend the conversion price to $0.20 per share, which represents the full market price on the date of the original business transaction.

     In November 1998, Play Co. entered into an agreement with EACF, an entity which beneficially controls the Company and its parent and subsidiary, to secure additional financing. Pursuant to the agreement, EACF loaned $150,000 in the form of a convertible, subordinated debenture due December 31, 1999. The debenture bears a 5% interest rate and initially was convertible into Series E preferred stock at a price of $0.10 per share at EACF's option. This price represents a 50% discount from the then current (November 10, 1998) market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. In May 1999, EACF agreed to amend the conversion price to $0.20 per share, which represents the full market price on the date of the original business transaction.

     In June 1998, Play Co. and ABC, a Belize corporation and an affiliate of the Company and its parent and subsidiary, the holder of a 5% convertible secured subordinated debenture - dated January 21, 1998 and due August 15, 2000 (the "Debenture") - offered to amend the terms of the Debenture to enable the conversion of the principal amount and accrued interest thereon, into shares of Series E preferred stock, at a conversion price of $1.00 per share. Management agreed to convert the Debenture since the conversion of the debt into equity would result in a strengthened equity position which management believed would provide confidence to Play Co.'s working capital lender, FINOVA, and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the Debenture. Simultaneously with its offer to amend the Debenture, ABC elected to convert same as of June 30, 1998, whereby, $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E preferred stock. ABC did not receive any registration rights regarding the shares.

Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA. ABC, or its assigns, retained a right included in the Debenture, to purchase up to an aggregate of 25% of the outstanding shares of common stock of Toys. The purchase price per share shall equal the net book value per share of Toys' common stock as of the date of exercise using generally accepted accounting principals. The calculation of the number of shares subject to this right and the purchase price per share shall be as of the date that Play Co. receives notification that the right is being exercised. This right shall extend until August 15, 2000 and shall automatically extend thereafter until August 15, 2003 unless earlier terminated by ABC or its assignee.

     In early April 1999, the president of Play Co. and the chairman of the board (a relative of the Company's president) each returned his 25,000 shares of Play Co. Series E preferred stock which were issued to same by Play Co. in March 1998 as bonuses in recognition of their efforts to further Play Co.'s turnaround toward profitability.

     During fiscal 1999, Play Co. remitted an aggregate of $33,000 to Mr. Rashbaum (chairman of its board) in consideration of the consulting services he provided therefor. Mr. Rashbaum received $2,500 per month for the first nine months of the fiscal year, and commencing January 1, 1999, his consulting fee increased to $3,500 per month. Mr. Rashbaum devotes a significant portion of his time to Play Co. Among other things, he reviews potential store sites, assists in strategic planning, reviews all cash outflows, and otherwise works closely with management in further developing and implementing Play Co.'s ongoing business strategy.

     From April 1996 to June 1997, EACC, an entity of which the Company's president is president, exercised its options and purchased an aggregate of 3,562,070 shares of Play Co.'s Series E preferred stock for $3,562,070. An aggregate of 361,500 shares were converted to common stock which, inclusive of the 250,000 shares of Series E preferred stock issued in June 1997, constituted an aggregate of 3,450,570 shares of Series E preferred stock outstanding prior to the Series E Stock public offering in December 1997. The proceeds of the funds received from this investment enabled the Company (i) to acquire the assets of Toys (a three store chain) in January 1997, (ii) to finance the openings of the Santa Clarita, Arizona Mills, Redondo Beach, Ontario Mills, and Clairemont Mesa stores, (iii) to redesign four store locations, and (iv) to support the Company's operations during the Company's business turnaround.

The Company's Parents

     At fiscal year end March 31, 1999, 3,571,429 (or 78.5%) of the Company's shares of Common Stock were owned by Multimedia, the Company's parent. The president, chief executive officer, and a director of Multimedia is Mr. Ilan Arbel who is also the president and a director of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994. Multimedia is owned approximately 67.7% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by ATPLC, a British public corporation, which is owned approximately 80% by EACF, a Swiss foundation, which is the parent corporation also of Frampton and ABC, entities affiliated with the Company under common control.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial  statements of the Company are included as Part
II, Item 7:

         Consolidated Balance Sheets as of March 31, 1999 and March 31, 1998                                               F-2

         Consolidated Statements of Operations for the years ended March 31, 1999
         and March 31, 1998                                                                                                F-4

         Consolidated Statement of Changes in Stockholders' Equity for the two years
         in the period  ended March 31, 1999                                                                               F-5

         Consolidated Statements of Cash Flows for the years ended March 31, 1999
         and March 31, 1998                                                                                                F-6

         Notes to Financial Statements                                                                                     F-8

     (b) During its last fiscal 1999 quarter, the Company filed no Forms 8-K.

     (c) All exhibits, except those designated with an asterisk (*), which are filed herewith, have previously been filed with the Commission either in connection with the Company's Registration Statement on Form SB-2, under file No. 33-55548-NY or as indicated by the reference herein and, pursuant to 17 C.F.R.ss.230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

3.1              Certificate of Incorporation of the Company filed March 19, 1991.
3.2              Amendment to Certificate of Incorporation of the Company, filed in December, 1992.
3.3              By-Laws of the Company.
3.9              Certificate of Amendment to Certificate of Incorporation of the Company, filed in March 1997.
4.1              Specimen Common Stock Certificate.
10.1             The Company's Incentive Stock Option Plan.
10.65            Compensation agreement between the Company, Ilan Arbel and Rivka Arbel. (filed as an exhibit to Form 10-KSB for the transition period of October 1, 1994 to March 31, 1995 and incorporated herein by reference).
16.01            Letter on change in certifying accountant (filed as an exhibit to Form 8-K/A, dated May 14, 1997 and incorporated herein by reference).
16.02            Letter on change in certifying accountant (filed as an exhibit to Form 8-K, dated July 21, 1997 and incorporated herein by reference).
27.01*           Financial Data Schedule

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)



                                TABLE OF CONTENTS

                        March 31, 1999 and March 31, 1998

                                                                                                     Page

Report of Independent Certified Public Accountant                                                    F-1

Consolidated Financial Statements:                                                                   F-2

         Consolidated Balance Sheets as of March 31, 1999 and March 31, 1998                         F-4

         Consolidated Statements of Operations for the years ended March 31, 1999
         and March 31, 1998                                                                          F-5

         Consolidated Statement of Changes in Stockholders' Equity for the two years
         in the period  ended March 31, 1999                                                         F-6

         Consolidated Statements of Cash Flows for the years ended March 31, 1999
         and March 31, 1998                                                                          F-8

Notes to Financial Statements



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




Board of Directors United Textiles & Toys Corp.


     We have audited the accompanying consolidated balance sheets of United Textiles & Toys Corp. (A subsidiary of Multimedia Concepts International, Inc.) as of March 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Textiles & Toys Corp. at March 31, 1999 and March 31, 1998, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.



Melville, New York


June 28, 1999

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1999 and March 31, 1998

                                                                        Restated
                                                       March 31,       March 31,
                                                         1999              1998
                                                                       (Note 2n)

                                 ASSETS (Note 7)


CURRENT ASSETS:
  Cash ..........................................   $    126,625    $    659,378
  Restricted certificate of deposit (Notes 4 & 7)        350,000         250,000
  Accounts receivables-net ......................        118,518         136,413
  Inventories (Note 2d) .........................     11,506,284       7,872,804
  Prepaid expenses and other current assets .....      1,315,851         189,516
  Loans and advances-officer ....................        (37,061)        138,856
                                                    ------------    ------------

Total current assets ............................     13,380,217       9,246,967
                                                    ------------    ------------

PROPERTY AND EQUIPMENT-NET (Note 2f) ............      5,348,175       2,782,386
                                                    ------------    ------------

OTHER ASSETS
Restricted certificate of deposit (Notes 4 & 7) .      2,000,000       2,000,000
Deposits and other assets (Note 7) ..............        418,647         330,409
                                                    ------------    ------------

          Total assets ..........................   $ 21,147,039    $ 14,359,762
                                                    ============    ============



     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1999 and March 31, 1998

                                                                                Restated
                                                             March 31,          March 31,
                                                                1999              1998
                                                                                (Note 2n)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable .......................................   $ 14,498,578    $  8,356,470
  Accrued expenses and other current liabilities .........        626,815         817,788
  Due to affiliates ......................................        831,897         719,174
  Current portion of notes payable (Note 9) ..............      1,125,000         350,000
  Current portion of capital lease obligations (Note7) ...        227,197            --
                                                             ------------    ------------

          Total current liabilities ......................     17,309,487      10,243,432
                                                             ------------    ------------

LONG-TERM LIABILITIES:
  Borrowings under financing agreement (Note 7) ..........      7,814,666       5,445,198
  Note payable, net of current portion (Note 9) ..........           --         1,500,000
  Deferred rent liability ................................        126,769         110,351
  Capital lease obligations - net of current portion
  (Note 7) ...............................................        585,681            --
                                                             ------------    ------------

          Total long-term liabilities ....................      8,527,116       7,055,549
                                                             ------------    ------------

          Total liabilities ..............................     25,836,603      17,298,981
                                                             ------------    ------------

MINORITY INTEREST IN SUBSIDIARY ..........................       (165,058)        599,398
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4,7,8,9,10,11 and 13)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at March 31, 1999 and 4,550,234 shares issued and outstanding at March 31, 1998

                                                                    4,550           4,550
  Additional paid-in capital .............................      8,142,281      8, 142,281
  Retained earnings (Deficit) ............................    (12,671,337)    (11,685,448)

          Total stockholders' equity .....................     (4,524,506)     (3,538,617)
                                                             ------------    ------------

          Total liabilities and stockholders' equity .....   $ 21,147,039    $ 14,359,762
                                                             ============    ============


     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                            For the Years Ended
                                                                         March 31,       March 31,
                                                                           1999            1998
                                                                                         Restated
                                                                                         (Note 2n)

Net Sales ..........................................................   $ 34,377,018    $ 23,019,748

Cost of sales ......................................................     19,590,784      15,222,746
                                                                       ------------    ------------

Gross profit .......................................................     14,786,234       7,797,002
                                                                       ------------    ------------

Operating expenses:
Operating expenses (Notes 13 and 15) ...............................     12,898,403       9,235,980
  Litigation related expenses (Note 10) ............................         27,659         583,541
  Depreciation and amortization ....................................        986,342         674,338
                                                                       ------------    ------------

          Total operating expenses .................................     13,912,404      10,493,859
                                                                       ------------    ------------

Operating income (loss) ............................................        873,830      (2,696,857)
                                                                       ------------

Other income:
          Interest and other income ................................         48,603            --

Interest expense: (Note 7)
  Interest and finance charges .....................................        796,202         526,875
  Amortization of debt issuance costs ..............................        168,849         288,645
                                                                       ------------    ------------
       Total interest expense ......................................        965,051         815,520
                                                                       ------------    ------------

(LOSS) BEFORE MINORITY INTERESTS ...................................        (42,618)     (3,512,377)

Effect of non-cash dividends on convertible preferred stock ........     (1,707,725)     (1,473,806)
                                                                       ------------    ------------
                                                                         (1,750,343)     (4,986,183)
                                                                       ------------    ------------

Minority interest in net (loss) of consolidated subsidiary (Note 12)        764,456       1,407,782
                                                                       ------------    ------------

Net (loss) .........................................................   $   (985,887)   $ (3,578,401)
                                                                       ============    ============

(Loss) per basic and diluted common share and share equivalents:
  Net loss before minority interest ................................   $       (.39)   $      (3.91)
  Minority interest in net loss ....................................            .17            1.10
                                                                       ------------    ------------

Net (loss) .........................................................   $       (.22)   $      (2.80)
                                                                       ============    ============

Weighted average number of common shares outstanding ...............      4,550,234       1,276,424
                                                                       ============    ============


     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
             (A Subsidiary Multimedia Concepts International, Inc.)

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                            Common Stock            Additional       Common        Accumulated
                                                                      Paid-in         Stock          Deficit
                                       Shares         Amount          Capital       Subscribed

Balance, March 31, 1997 ........        978,805    $        979   $  7,145,852   $    150,000    $ (8,107,049)

Issuance of shares to Multimedia      3,571,429           3,571        996,429

Reversal of stock subscription .                                                     (150,000)

Net loss for the year ended
   March 31, 1998 (Note 2n) ....                                                                   (3,578,401)

Balance, March 31, 1998 ........      4,550,234           4,550      8,142,281           --       (11,685,450)

Net loss for the year ended
   March 31, 1999 ..............                                                                     (985,887)

                                      4,550,234    $      4,550   $  8,142,281   $          0    $(12,671,337)
                                   ============    ============   ============   ============    ============


     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                       For the Years Ended
                                                                       March 31,     March 31,
                                                                         1999          1998
                                                                                     Restated
                                                                                     (Note 2n)

         CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................................   $  (985,887)   $(3,578,401)
                                                                     -----------    -----------
Adjustments to reconcile net loss to cash
   (used) provided for operating activities:
   Depreciation and amortization .................................       986,342        674,338
   Deferred rent .................................................        16,418        (16,574)
   Minority interest in net loss of subsidiary ...................      (764,456)    (1,407,782)
   Loss on abandonment of assets .................................          --           45,255

Changes in assets and liabilities:
  Decrease in Accounts Receivable ................................        17,895         45,007
  (Increase) decrease in Merchandise inventories .................    (3,633,480)      (748,769)
  Increase (decrease) in prepaid expenses and other current assets    (1,126,335)        63,385
  Increase (decrease) in deposits and other assets ...............       (88,238)         1,608
  Increase (decrease) in accounts payable ........................     6,139,243      5,038,000
  Increase (decrease) in accrued expenses and other liabilities ..      (190,973)       307,341
                                                                     -----------    -----------

          Total adjustments ......................................     1,356,416      4,001,809
                                                                     -----------    -----------

          Net cash provided (used) by operating activities .......       370,529        423,408
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit ...................      (100,000)    (2,250,000)
Purchases of property and equipment ..............................    (2,699,819)    (1,023,273)
  Loans (made to) officer ........................................       175,917        (15,256)
                                                                     -----------    -----------

          Net cash (used for) investing activities ...............    (2,623,902)    (3,288,529)
                                                                     -----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                             Twelve Months Ended
                                                                  March 31,     March 31,
                                                                    1999           1998
                                                                                Restated
                                                                                (Note 2n)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings under financing agreement ..................   $ 2,369,468    $ 1,006,323
   Loans and advances - affiliates ...........................       112,723        (84,826)
   Issuance of common stock ..................................          --        1,000,000
   Repayment under capital leases ............................       (36,551)          --
   Proceeds from notes payable ...............................     2,700,000      1,750,000
   Repayment of notes payable ................................    (3,425,000)      (141,666)
   Reversal of stock subscription ............................          --         (150,000)
                                                                                -----------

          Net cash provided by (used for) investing activities     1,720,640      3,379,831
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH ..............................      (532,733)       514,710

Cash, beginning of period ....................................       659,358        144,668
                                                                 -----------    -----------

Cash, end of period ..........................................   $   126,625    $   659,378
                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid ................................................   $   796,202    $   526,875
Taxes paid ...................................................   $     2,150    $       800


     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF COMPANY

     United Textiles & Toys Corp. (the "Company" or "United Textiles") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company engaged in the design, manufacturing and marketing of a variety of lower priced women's dresses, gowns and separates for special occasions and formal events. The Company's products were sold primarily in retail clothing and department stores through the United States.

     As a result of continuing losses, the Company's Board of Directors voted to discontinue operating activities as of March 31, 1998.

     Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys"). Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co. shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys to spin-off (the "Spin-off Distribution") the Play Co. common shares owned by American Toys to American Toy's stockholders. The Spin-off Distribution was effected in August 1996.

     Nature of Relationship with Affiliates:

     As  described  in  the  footnotes   following,   the  Company   engages  in
transactions with affiliated entities, many of which are under common control. These entities and the nature of the affiliates are as follows:

Affiliates Under Common Control
Name of Entity and Nature of Affiliation

     Multimedia Concepts International, Inc. ("Multimedia"): Majority stockholder of UTTC. Multimedia currently owns 78.5% of the outstanding common shares of the Company's common stock. The president and director of Multimedia is Ilan Arbel, who is also the president and director of the Company.

     Europe American Capital Foundation ("EACF"): Foundation which is the sole stockholder/beneficiary of Frampton Industries, Ltd. and ABC Fund, Ltd., and the majority stockholder of American Telecom, PLC.

     Europe American Capital Corporation ("EACC"): Entity of which Ilan Arbel and/or his relatives is/are officer(s) and/or director(s).

     Frampton Industries, Ltd. ("Frampton"): Entity which is wholly owned by EACF.

     American Telecom PLC: Entity 80% owned by EACF.

     ABC Fund, Ltd. ("ABC"): Entity which is wholly owned by EACF.

     U.S. Stores Corp. ("U.S. Stores"): A private company whose president is Ilan Arbel, who is also a director. Parent company of Multimedia.


                                Other Affiliates
                    Name of Entity and Nature of Affiliation


     ZD Group, L.L.C. ("ZD"): ZD is a New York Trust, the beneficiary of which is a member of the family of the Company's president.

     European Ventures Corp. ("EVC"): Parent company of Shopnet.com. Ilan Arbel is the president. Moses Mika is the majority shareholder.

     Shopnet.com ("Shopnet"): The chairman of Play Co. is the president and a director of Shopnet.

     Breaking Waves, Inc. ("BWI"): This entity is a wholly owned subsidiary of Shopnet, and also owns 25% of Play Co.'s common stock (Note 12). The president of BWI is also the chairman of the board of Play Co. and a relative of Ilan Arbel.

                  UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. DESCRIPTION OF COMPANY (continued)

     Nature of Relationship with Affiliates (continued):

     The following chart graphically depicts the Company's ownership structure at March 31, 1999 for those entities under common control:
                       Europe American Capital Foundation
          ||                            ||                       ||
          \/                            \/                       \/

Frampton Industries, Ltd.(100%) American Telecom PLC (80%) ABC Fund, Ltd. (100%)
                                       ||
                                       \/

                                     (100%)
                               U.S. Stores Corp.
                                       ||
                                       \/

                                    (67.7%)
                    Multimedia Concepts International, Inc.

                                       ||
                                       \/

                                    (78.5%)
                          United Textiles & Toys Corp.

                                       ||
                                       \/

                                    (45.2%)
                      Play Co. Toys & Entertainment Corp.


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. Principles of Consolidation:

     The consolidated financial statements include the accounts of United Textiles and its subsidiary Play Co.. All material intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates:

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

     The Company maintains, at this time, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institution and believes the Company's risk is negligible. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

     d. Merchandise Inventories:

     Merchandise inventories are stated at the lower of cost (first-in, first-out method - "FIFO") or market.

     e. Fair value of Financial Instruments:

     The carrying amount of the Company's financial instruments, consisting of accounts receivable, accounts payable and borrowings approximate their fair value.

     f. Fixed Assets and Depreciation:

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

     h. Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized upon the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

     i. Net Loss Per Share:

     During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 123, Earnings Per Share, which requires the disclosure of "basic" and "diluted"  earnings  (loss) per share.  Basic earnings
(loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the year ended March 31, 1999, there is no difference between basic and diluted loss per common share.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     j. Store Openings and Closing Costs:

     Costs incurred to open a new retail location such as advertising, training expenses and salaries of newly hired employees are generally expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balances of any abandoned leasehold improvements are expensed.

     In April 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. The Company adopted the provisions of this statement as of March 31, 1999 without impact given its historical treatment of store opening costs.

     k. Impairment of Long-Lived Assets:

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effected April 1, 1998. There was no impact of such adoption on the Company's financial condition and results of operations.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     m. Effect of New Accounting Pronouncements:

     In June 1997, the FSAB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 without impact to the financial statements for either of the years ended March 31, 1999 or 1998.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     m. Effect of New Accounting Pronouncements (continued):

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997. Management reviewed the provision of this statement during the year ended March 31, 1999. While Play Co. has expanded into several states during the year, it believes operations to be limited to one reporting segment being a retailer of educational, specialty, collectible, and traditional toys. All of Play Co.'s sales have been domestic, and there are no foreign operations.

     n. Restatement of Financial Statements - March 31, 1998

     The consolidated financial statements for the year ended March 31, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in an increase of $1,473,806 in its originally reported net loss.

Note 3. INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.

     On January 2, 1998, the Company issued 3,571,429 shares of its common stock to Multimedia, a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia.

     As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 45.2% of the outstanding shares of common stock of Play Co., Multimedia and its management have obtained beneficial voting control of Play Co.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3. INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC. (continued)

     On January 20, 1998, U.S. Stores acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's president is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia's common stock, or 63%, of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on July 18, 1997. The Company's President is also President and a Director of American Telecom. After this transaction, American Telecom effectively obtained beneficial voting control of the Company and its subsidiary, Play Co.

     In April 1998, American Telecom exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC and the Company and Play Co. indirect subsidiaries.

Note 4. RESTRICTED CERTIFICATE OF DEPOSIT

     At March 31, 1999 and 1998, the Company has three certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000, represents collateral against a letter of credit securing financing to Play Co. under the FINOVA Capital Corporation agreement ("FINOVA Financing") (Note 7) and is classified as a non-current asset since the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation ("FINOVA"). The second, in the amount of $250,000, is collateral for a facility for letters of credit. The third, in the amount of $100,000, is to cover an increase on the previously mentioned letter of credit facility.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 5. WORKING CAPITAL GUARANTEE OF MAJORITY SHAREHOLDER

     For the year ended March 31, 1999 the Company's Play Co. subsidiary reported a net loss of $1,566,857. For the year ended March 31, 1998, Play Co. reported a restated net loss of $3,528,276. These amounts include the minority shareholders' pro-rata share of net income or loss.

     The Company's beneficial and majority shareholder has represented his intent and ability to provide additional working capital to the Company and its subsidiary should such be necessary.

Note 6. FIXED ASSETS

                  Fixed assets consisted of the following:

                                                                                March 31
                                                        1999                          1998
                                                        ----


Furniture, fixtures and equipment                        6,006,444                 $4,260,738
Leasehold improvements                                   2,763,711                  1,551,760
Signs                                                      501,798                    317,363
Vehicles                                                   104,912                    104,912
Construction in progress                                    68,065                               -
                                                         9,444,930                  6,234,773
Less: Accumulated depreciation and amortization
                                                        (4,096,755)                (3,452,387)
                                                        $5,348,175                 $2,782,386
                                            ============================     =======================

Note 7. FINANCING AGREEMENTS

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

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate (Note
1), provided a $2,000,000 letter of credit for collateral. As compensation to EACC, Play Co. granted EACC options to acquire shares of its common stock and preferred stock, the aggregate value of which was $458,000. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 for the year ended March 31, 1998.

     In March 1997, the Congress Financing was amended to provide for, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, Play Co. borrowed $4,866,324 under the FINOVA Financing, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing and to pay fees related to the FINOVA Financing.

     The FINOVA Financing, as amended currently, provides for maximum borrowings up to $8,300,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 1999 and 1998 was 7.75% and 8.5%, respectively. The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Note 8. CAPITAL LEASE OBLIGATIONS

     During the year ended March 31, 1999, Play Co. entered into several leases with financing companies that have been classified as capital lease obligations. The amounts financed ranged from $49,901 to $232,098, with varying monthly installment payments from $849 to $5,313, at interest rates varying from 12.6% to 19.6%. The leases, which have maturity dates ranging from October 15, 2001 to March 1, 2004, require minimum payments as follows:

Year ending
March 31,

2000                                                            $    249,423
2001                                                                  249,423
2002                                                                  234,658
2003                                                                  213,986
2004                                                                  152,672
                                                                -------------

Total minimum ease payments                                        1,100,162

Less amount representing interest                                   (287,284)

Present value of minimum lease payments                               812,878

Less current portion                                                (227,197)

Long-term portion                                               $    585,681
                                                                ============

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9. NOTES PAYABLE

                                                                                             March 31,

                                                                              1999                          1998
Note payable to ABC, an affiliate (Note 1),
bearing interest at 5% per annum.
Converted with accrued interest of
$33,333, into 1,533,333 shares of Series E
Preferred Stock.

                                                                      $             -                       $ 1,500,000

Note payable to BWI, an affiliate (Note 1),
bearing interest at 15% per annum, paid in
ten monthly installments of $25,000 plus
accrued interest through maturity on December
31, 1998.  Note was subordinate to the FINOVA
Financing (Note 7).
                                                                                                               250,000
                                                                                    -

Note  payable  to  stockholder  of  Toys
International   non-interest  bearing,
guaranteed by UTTC,  an affiliate
(Note 1), paid in quarterly  installments of
$25,000 through its maturity on January 16, 1999.

                                                                                                                100,000
                                                                                    -


                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9. NOTES PAYABLE (continued)
                                                                                             March 31,

                                                                              1999                           1998
Note payable to Shopnet, an affiliate
(Note 1), bearing interest at 9% per
annum, payable in monthly installments
of $25,000 with an original maturity of
June 15, 1999.  Note has been verbally
extended to an unspecified date.
                                                                                  75,000                             -

Note payable to Full Moon  Development,
Inc., an unaffiliated  entity,  bearing
interest at 12%, payable in monthly
installments of $50,000 through maturity on July 30, 1999.

                                                                                 200,000                              -

Note payable to Full Moon  Development,
Inc., an unaffiliated  entity,  bearing
interest at 12%,  payable in monthly
installments  of  $66,667,  except for the
final  installment  which is due at maturity
on June 30, 1999, twenty days after
previous payment.
                                                                                 200,000                              -

Convertible debenture to Frampton, an
affiliate (Note 1), bearing interest at 5% per annum, with interest only payments due monthly beginning March 1, 1999, convertible to Series E Preferred Stock, due at maturity on December 31, 1999.

                                                                                 500,000                              -

Convertible debenture to EACF, an affiliate
(Note 1), bearing interest at 5% per
annum,  with  interest  only  payments
due  monthly  beginning  March 1,  1999,
convertible to Series E Preferred Stock,
due at maturity on December 31, 1999.
                                                                                 150,000                              -

          Total notes payable                                                  1,125,000                         1,850,000
          Less current portion                                                (1,125,000)                         (350,000)
          Long-term portion                                                $          -                         $1,500,000
                                                                    =========================        =====================


                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 9. NOTES PAYABLE (continued)

     The above notes, which are carried by Play Co., may carry interest rates that differ from prevailing interest rates. Play Co. has not provided for imputed interest on rate discounts or premiums as the effects are immaterial to the financial statements.

     The above convertible debentures to Frampton and EACF are both convertible into Play Co.'s Series E preferred stock. The debenture holder has the right at any time prior to the maturity date to convert all or part of the outstanding principal plus any accrued interest. The conversion price is $.20 per share, i.e. for every $100,000 converted, the holder would receive 500,000 shares. Each share of Series E preferred stock is convertible into six shares of Play Co.'s common stock, at the option of the holder, subject to holding periods.

Note 10. CLOSURE OF RETAIL STORES - LITIGATION

     During the year ended March 31, 1998, Play Co. closed and ultimately vacated, five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against Play Co. to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases.

     Subsequent to the filing of actions by the landlords and through May 1998, Play Co., with the assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600, of which $57,820 remains outstanding on one settlement.

     The settlement of operations for the year ended March 31, 1999 and 1998 includes $27,659 and $583,541 of "litigation related expenses" which comprise the settlement costs on the aforementioned leases, legal fees which comprises the settlement costs on the aforementioned leases and legal fees associated with negotiations.

     Play Co. currently has one remaining landlord/tenant matter which has yet to be resolved as of March 31, 1999, Play Co. has accrued a liability related to this matter, which is an estimate by management on its analysis. Play Co.'s management expects this matter to be resolved without further material effects on the financial statements.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11. INCOME TAXES

     The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                       March 31,

                                                                         1999                         1998


Federal statutory income tax (benefit) rate                         34.0%                                (34.0%)
Permanent adjustments                                                 4.4                                   -
State income taxes, net of federal benefit                            1.5                                  0.1
Change in valuation allowance                                      (38.4)                                 33.9
                                                                   ------                                 ----

 Effective income tax rate                                            1.5%                                  -    %
                                                               ========================     =========================

     At March 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $5,000,000 for federal purposes and approximately $4,800,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2013 while the state NOLs are available and expire at various dates through March 31, 2003.

     A portion of the NOLs described above is subject to provisions of the Internal Revenue Code, Section 382, which limits use of net operating loss carryforwards when changes in ownership of more than 50% occur during a three year testing period.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11. INCOME TAXES (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                        March 31,

                                                                              1999                           1998

Inventories                                                          $       (329,264)              $        (227,696)
AMT tax credits                                                               (23,260)                        (23,260)
Accrued expenses                                                               72,760                         (19,779)

          Current portion of net deferred income tax                                                         (279,764)
                (assets) liabilities                                                                         (270,735)

Depreciation and amortization                                                (211,108)                        (28,388)
Loss on disposal of assets                                                    127,043                          25,926
Net operating loss carryforwards                                           (3,471,124)                     (3,652,294)
Deferred rent liability                                                       (50,099)                        (43,891)
Income taxes                                                                      794                             508
Amortization of stock options                                                (200,520)                       (202,049)

Long-term portion of net deferred income tax (assets) liabilities                                          (3,805,014)
                                                                                                           (3,900,188)

Total net deferred income tax (assets) liabilities                         (4,084,778)                     (4,170,923)

Valuation allowance                                                         4,084,778                       4,170,923

          Net deferred income taxes                                  $               -              $            -
                                                                   ==========================     ==========================

     At March 31, 1999 and 1998, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company can not determine that it is "more likely than not" to be realized.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12. MINORITY INTERESTS IN SUBSIDIARY

     The minority interest in Play Co. represents the minority shareholders' interest (54.8%) of Play Co.'s equity at March 31, 1999. The minority interest, as reflected in the accompanying consolidated balance sheet, consists of Play Co.'s Series E preferred stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

     On November 24, 1998, pursuant to a sales agreement entered into by and between Play Co. and BWI, a wholly-owned subsidiary of Shopnet, a related party, BWI purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The President of Shopnet is also the Chairman of Play Co.'s Board of Directors and the father-in-law of the Company's President. Shopnet is a publicly traded company. The shares purchased by BWI represent approximately 25.4% of the total common stock issued and outstanding after the transaction.

Note 13. COMMITMENTS AND CONTINGENCIES

     Operating Leases:

     The Company, until June 30, 1999, occupied space at 1410 Broadway, New York, NY where it occupied office space with its parent, Multimedia. It vacated these premises and relocated along with Multimedia to 1385 Broadway, New York, NY. U.S. Apparel Corp. is the prime tenant on the lease and has allowed the Company and its parent, Multimedia, to occupy space on a rent free basis.

     Play Co. leases its retail store properties under noncancelable operating lease agreements which expire through October 2009 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten year periods.

     Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     During the years ended March 31, 1999 and 1998, Play Co. incurred rental expense under all operating leases of $4,104,073 and $3,112,822 respectively. Contingent rent expense was insignificant during the years ended March 31, 1999 and 1998.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13. COMMITMENTS AND CONTINGENCIES (continued)

     Operating Leases: (continued)

     At March 31, 1999, the aggregate future minimum lease payments due under these noncancelable leases, including approximately $448,000 for the remaining term of the lease for a closed retail location through November 2003, are as follows:


Year ending                     Related Party Office/                 Retail
March 31,                        Warehouse (Note 15)                 Locations                    Total
---------                        -------------------                 ---------                    -----

2000                                       $      247,289              $     5,148,190             $   5,395,479
2001                                               20,624                    4,952,250                 4,972,874
2002                                                    -                    4,536,291                 4,536,291
2003                                                    -                    4,374,766                 4,374,766
2004                                                    -                    3,472,774                 3,472,774
Thereafter                                              -                    7,447,655                 7,447,655

Total minimum lease payments
                                            $     267,913               $   29,931,926              $ 30,199,839
                                            =============

     As of the date of this report, Play Co. has executed leases for the opening of ten (10) additional stores in California, Nevada, North Carolina, Texas, Illinois, and Tennessee. The stores are expected to open on various dates in August 1999 through November 2000 and have varying expiration dates through 2010. The new leases will require expected minimum rental payments aggregating approximately $27,434,000 over the life of the leases. Accordingly, existing minimum leases commitments as of March 31, 1999, plus those expected minimum commitments for the proposed retail locations would aggregate minimum lease commitments of approximately $57,634,000.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. COMMITMENTS AND CONTINGENCIES (continued)

     Convertible Debt Agreement:

     As discussed in Note 9, Play Co. has a $1.5 million note payable to ABC, an affiliate. Prior to the August 15, 2000 maturity date, the note payable is convertible into the common stock of a subsidiary of Play Co. ABC may, at its option, convert all or a portion of the note and accrued unpaid interest thereon into up to 25% of the common stock of the subsidiary at an exercise price equal to the net book value of the subsidiary's shares.

     In June 1998, ABC, a Belize corporation which is (i) an affiliate of the Company and Play Co. under common control and (ii) the holder of a 5% convertible secured subordinated Play Co. debenture - dated January 21, 1998 and due August 15, 2000 - offered to amend the terms of the debenture to enable the conversion of the principal amount and accrued interest thereon into shares of Play Co.'s Series E preferred stock, at a conversion price of $1.00 per share. Play Co. agreed to convert the debenture since the conversion of the debt into equity would result in a strengthened equity position which Play Co. believed would provide confidence to its working capital lender, FINOVA, and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the debenture. Simultaneously with its offer to amend the debenture, ABC elected to convert same as of June 30, 1998, whereby $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E preferred stock. ABC did not receive any registration rights regarding the shares. Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA.

     The debenture provided for the conversion, at the option of ABC, of the debenture into shares of common stock of either (i) a subsidiary which Play Co. intended to form for the purpose of acquiring those stores operated by Play Co. (or its subsidiaries) which conduct business as "Toys International," or (ii) any other subsidiary (such as Toys) which might acquire a portion of the assets and business of Play Co. This option to convert was exercisable at the net book value of the subsidiary's shares on the date ABC exercised the option with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. In September 1998, in accordance with the terms of the debenture, ABC assigned its option to Tudor Technologies, Inc. ("Tudor"), an entity of which Mr. Moses Mika (a director of the Company and Play Co. and the father of the Company's president) is a shareholder. On July 15, 1999, Tudor elected to exercise its right to purchase and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. Play Co. agreed. Note 13. COMMITMENTS AND CONTINGENCIES (continued)

     Dependence on Suppliers:

     For the year ended March 31, 1998, the Company (United Textiles) ceased manufacturing activities. All remaining inventory has been disposed of.

     Approximately forty-one percent (41%) of Play Co.'s inventory purchases are made directly from five (5) manufacturers. Play Co. typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier of the deterioration of Play Co.'s relationship with a major supplier could have a material adverse effect on Play Co.'s business.

     Seasonality:

     Play Co.'s business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December.
Accordingly, in order for Play Co. to operate, it must obtain substantial short-term borrowings from lenders and its suppliers during the first three-quarters of each year to purchase inventory and for operating expenditures. Historically, Play Co. has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers and reduce outstanding borrowings from its lender during the fourth quarter of its fiscal year.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13. COMMITMENTS AND CONTINGENCIES (continued)

     Financing Agreement:

     In November 1998, Play Co. entered into an agreement with ZD, a related party (Note 1), to secure additional financing. Pursuant to this agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA, Play Co.'s working capital lender. FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan (Note 7). The term loan expires on August 3, 2000 and bears interest at prime plus one percent.

     As consideration for its issuance of the L/C, ZD will receive payments representing one-third (33%) of the net profits from three of Play Co.'s stores, Great Lakes Crossing, Gurnee Mills, and Woodfield Mall (scheduled to open late summer 1999). The net profit of each store will include an appropriate allocation of corporate overhead. The expense related to the net profits interest due to ZD will be accrued beginning April 1, 1999, the effective date of the agreement. The duration of the agreement with ZD is equal to the current lease term of each of the stores, including any renewals, but in any event not beyond the Company's fiscal year ending March 31, 2013. The store leases currently expire, including options for renewal, at various dates through June 2009. The Company will categorize this expense as (effective) interest since these costs represent compensation to secure additional financing.

     Additionally, as long as the agreement is in effect, ZD will have the right to nominate and appoint one-third of Play Co.'s Board of Directors.

Note 14. YEAR 2000

     The Company does not believe that the impact of the Year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurances that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiary, Play Co.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15. RELATED PARTY TRANSACTIONS

     Office and warehouse lease:

     Play Co. leases an office/warehouse building from a partnership of which one of the partners is Play Co.'s Chief Executive Officer and Director. The original lease was executed in October 1986. The lease term was for a 10-year period, with increases in the monthly rent tied to the CPI, adjusted every three years. The lease was amended in 1993 to extend the term through April 2000, with an option to extend for a period of five years under the same terms and conditions of the lease. Rent expense under this lease totaled $247,289 for each of the years ended March 31, 1999 and 1998.

     Consulting Fees:

     Play Co. made payments aggregating $33,000 and $25,000 to the Chairman of its Board of Directors for various consulting services during the years ended March 31, 1999 and 1998, respectively.

     Commitment of Financing:

     The individual, beneficiary majority stockholder of the Company, in a letter dated May 15, 1998, has represented his intent and ability to provide additional working capital to Play Co., should such be necessary, through September 1999.

Note 16. SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes and interest was as follows:


                                                  Years ended March 31,

                                            1999                            1998

Interest paid                            $        809,601           $              511,924

Income taxes                             $            805           $                  800


                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17. SUBSEQUENT EVENTS

     Unsecured Promissory Notes:

     On April 22, 1999, Play Co. entered into an unsecured promissory note with Shopnet, an affiliate, (Note 1) for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest are due monthly beginning May 31, 1999, with a maturity date of August 31, 1999.

     On May 17, 1999, Play Co. entered into an unsecured promissory note with Shopnet, an affiliate (Note 1) for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest are due monthly beginning June 30, 1999, with a maturity date of September 30, 1999.

     Private Placement of Series F Stock:

     On May 18, 1999, the Board of Directors of Play Co. unanimously adopted a Corporate Resolution to enter into a Securities Purchase Agreement (the Private Placement) with several investors. The Private Placement was for 750,000 shares of Play Co.'s Series F preferred stock ("Series F Stock"), par value of $.01 per share, for gross proceeds of $750,000. Play Co. was also authorized to amend its articles of incorporation to change the terms and privileges of the Series F Stock. The Series F Stock is convertible into two shares of common stock at any time following the effective date of the registration statement registering the Series F Stock and underlying shares of common stock for resale.

     The Corporate Resolution also authorized Play Co. to file a Registration Statement with the Securities and Exchange Commission for the securities issued under the Private Placement.

     As part of the Private Placement, Play Co. granted an option to the Placement Agent and its assignees to purchase an aggregate 350,000 shares of common stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Additionally, as commission, the Placement Agent received a 10% fee, or $75,000, and a 1% fee, or $7,500, to cover administrative expenses. The Private Placement closed on May 27, 1999, providing net cash proceeds of $667,500 to Play Co. before legal and other administrative expenses.

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - SUBSEQUENT EVENTS (continued):

     Private Placement of Series F Stock (continued):

     On the May 27, 1999 closing date of the Private Placement, Play Co.'s common stock had a closing price of $1.69. As such, the Series F Stock has a beneficial conversion feature which will result in accounting treatment to reflect non-cash dividends in future periods in a manner similar to the Series E preferred stock transactions.

     Common Stock Compensation of Consultant:

     In May 1999, Play Co. issued 45,333 shares of common stock to a consultant as compensation for site selections and negotiation of retail location leases. These services are being provided for new Play Co. stores opening in fiscal 2000. Play Co. has valued the shares based on the May 17, 1999 closing price of $1.375 per share, less a 10% discount for marketability restrictions for an aggregate value of approximately $56,000.

     Private Placement of Common Stock:

     In July 1999, pursuant to Regulation S of the General Rules and Regulations Under the Securities Act of 1933, as amended, Toys International.COM, Inc. ("Toys") sold 6.6% of its common stock in a private transaction in exchange for $2.8 million.

     Proposed Public Offering:

     In July 1999, Toys also entered into an investment agreement with an investment banking firm to take Toys public in an initial public offering. Toys expects to raise approximately $20 million to $25 million through the sale of 22% of its common stock within approximately 90 days.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of July 1999.


United Textiles & Toys Corp.


By: /s/ Ilan Arbel
Ilan Arbel, President,
Chief Executive Officer, and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



/s/Ilan Arbel                                                 Chief Executive Officer,                             7/30/99
Ilan Arbel                                                    President, and Director                              Date


/s/Allean Goode                                               Secretary, Treasurer, and                            7/30/99
Allean Goode                                                  Director                                             Date


/s/Moses Mika                                                 Director                                             7/30/99
Moses Mika                                                                                                         Date

/s/Rivka Arbel                                                Vice President and Director                          7/30/99
Rivka Arbel                                                                                                        Date
