Form 10QSB
period 1999-06-30
UNITED TEXTILES & TOYS INC
filed 1999-08-24
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,235 shares outstanding as of August 18, 1999.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                                                     Page Number

         Item 1.              FINANCIAL STATEMENTS

                              Consolidated Balance Sheets as of  June 30, 1999 (unaudited)                                      3
                     and March 31, 1999.

                     Consolidated Statement of Operations (unaudited) for the Three
                      Months Ended June 30, 1999 and 1998.                                                                      4

                     Consolidated Statement of Cash Flows (unaudited) for the Three
                      Months Ended June 30, 1999 and 1998.                                                                      5

                     Notes to Consolidated Financial Statements (unaudited)                                                  6-11

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                            12-17
PART II.                      OTHER INFORMATION

                                                                                                                               18
Item 1.              LEGAL PROCEEDINGS

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 18

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           18

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       18

Item 5.              OTHER INFORMATION                                                                                         18

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          18

                     Signatures                                                                                                19



                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)



                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1999 and March 31, 1999

                                                                                          June 30,        March 31,
                                                                                           1999             1999
                                                                                        (Unaudited)       (Note 1)

                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $    392,968    $    126,625
  Accounts receivables-net .........................................................        152,078         118,518
  Inventories ......................................................................     12,247,019      11,506,284
  Prepaid expenses and other current assets ........................................      1,393,311       1,315,851
  Loans and advances-officer .......................................................        (52,469)        (37,061)
          Total current assets .....................................................     14,132,907      13,030,217
PROPERTY AND EQUIPMENT-NET .........................................................      5,583,035       5,348,175
OTHER ASSETS
  Deposits and other assets ........................................................      2,930,058       2,768,647
          Total other assets .......................................................      2,930,058       2,768,647
          Total assets .............................................................   $ 22,646,000    $ 21,147,039
                                                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable .................................................................   $ 18,060,045    $ 14,498,578
  Accrued expenses and other current liabilities ...................................        368,084         626,815
  Due to affiliates ................................................................        844,258         831,897
  Current portion of notes payable and capital lease obligation ....................      1,260,530       1,352,197
          Total current liabilities ................................................     20,532,917      17,309,487
LONG-TERM LIABILITIES:
  Borrowings under financing agreement .............................................      8,263,713       7,814,666
  Note payable and capital leases, net of current portion ..........................        524,396         585,681
  Deferred rent liability ..........................................................        129,533         126,769
          Total long-term liabilities ..............................................      8,917,642       8,527,116
          Total liabilities ........................................................     29,450,559      25,836,603

MINORITY INTEREST IN SUBSIDIARY ....................................................     (1,316,689)       (165,058)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,234
     shares issued and outstanding .................................................          4,550           4,550
  Additional paid-in capital .......................................................      8,142,281       8,142,281
  Retained earnings (deficit) ......................................................    (13,634,701)    (12,671,337)
          Total stockholders' equity ...............................................     (5,487,870)     (4,524,506)
          Total liabilities and stockholders' equity ...............................   $ 22,646,000    $ 21,147,039
                                                                                       ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)



                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                       For the Three Months Ended

                                                                      June 30,       June 30,
                                                                       1999            1998
                                                                                     Restated
                                                                                     (Note 8)

Net sales ......................................................   $ 6,508,565    $ 6,358,709

Cost of sales ..................................................     3,763,214      3,706,331

Gross profit ...................................................     2,745,351      2,652,378

Operating expenses:
Operating expenses .............................................     3,780,011      2,596,461
  Depreciation and amortization ................................       224,468        188,417

               Total operating expenses ........................     4,004,479      2,784,878

Operating income (loss) ........................................    (1,259,128)      (132,500)

Interest expense:
  Interest and finance charges .................................       284,664        138,452
  Amortization of debt issuance costs ..........................        30,730         27,200
               Total interest expense ..........................       315,394        165,652

(LOSS) BEFORE MINORITY INTERESTS ...............................    (1,574,522)      (298,152)

Effect of non-cash dividends on convertible preferred stock ....      (540,473)      (273,806)
                                                                    (2,114,995)      (571,958)
Minority interest in net income (loss) of  consolidated
  Subsidiary (Note 12) .........................................     1,151,631        183,772

Net income (loss) ..............................................   $  (963,364)   $  (388,186)
                                                                     ==========     ==========

(Loss) per basic and diluted common share and share equivalents:
  Net loss before minority .....................................   $      (.47)   $      (.13)
  Minority interest in net loss ................................           .26            .04

Net  income (loss) .............................................   $      (.21)   $      (.09)
                                                                     ==========     ==========

Weighted average number of common shares outstanding ...........     4,550,234      4,550,234
                                                                    ==========      ==========



     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                        Three Months Ended

                                                                                        June 30,         June 30,
                                                                                          1999            1998
                                                                                                        Restated
                                                                                                        (Note 8)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $  (963,364)   $  (388,186)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ..................................................       224,468        188,417
   Deferred rent ..................................................................         2,764          4,552
   Minority interest in net loss of subsidiary ....................................    (1,151,631)      (183,772)
   Compensation options and stock issued by subsidiary ............................          --           10,938
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ........................................       (33,560)        64,195
(Increase) in merchandise inventories .............................................      (740,735)    (1,503,323)
(Increase) decrease in prepaid expenses and other current assets ..................       (77,460)        22,772
Decrease in deposits and other assets .............................................      (161,411)       163,323
Increase (decrease) in accounts payable ...........................................     3,586,189      2,649,618
Increase (decrease) in accrued expenses and other liabilities .....................      (258,731)      (554,329)
          Total adjustments .......................................................     1,389,893        862,391
          Net cash provided (used) by operating activities ........................       426,529        474,205

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ............................................      (196,653)      (461,745)
   Advances from affiliates .......................................................       (12,361)       (43,239)
          Net cash from (used for) investing activities ...........................      (209,014)      (504,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit ............................................       449,047      1,076,497
   Loans and repayment - officer ..................................................        15,408        299,200
   Repayment of notes payable .....................................................      (415,627)    (1,516,166)
          Net cash provided by (used for) investing activities ....................        48,828       (140,469)

NET INCREASE (DECREASE) IN CASH ...................................................       266,343       (171,248)
Cash, beginning of period .........................................................       126,625        659,378
Cash, end of period ...............................................................   $   392,968    $   488,130
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $   315,394    $   165,652
Taxes paid ........................................................................   $      --      $      --



     The accompanying notes are an integral part of these consolidated financial statements

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)




NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 1999 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed with the Securities and Exchange Commission.

NOTE 2 -          DESCRIPTION OF COMPANY:

                    United  Textiles & Toys Corp.  (the "Company") is a Delaware
               corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. The Company owns 2,489,910 shares or 44.9% of the common stock of Play Co. Toys & Entertainment Corp. ("Play Co."). The Company still is considered to have a controlling influence over Play Co., which is still consolidated into the Company. (See Note 3)

NOTE 3 -          MINORITY INTERESTS:

                    The minority  interest in Play Co.  represents  the minority shareholders' interest (55.1%) of Play Co.'s equity at June 30, 1999. The minority interest, as reflected in the accompanying consolidated balance sheet, consists of Play Co.'s Series E preferred stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

                    On November 24, 1998,  pursuant to a sales agreement entered into by and between Play Co. and Breaking Waves, Inc. ("BWI"), a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a related party, BWI purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The

NOTE 3 -          MINORITY INTERESTS (continued):

                  President of Breaking Waves and Shopnet is also the Chairman of Play Co.'s Board of Directors. Shopnet is a publicly traded company. The shares purchased by BWI represent approximately 25.4% of the total common stock issued and outstanding at the time of the transaction.

                  The consideration for the stock was $665,000, which represented an approximate price of $.475 per share. This price was discounted 33% from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration remitted was in cash and the remaining $365,000 was provided in BWI product, primarily girls' swimsuits. Play Co. had previously carried swimsuits from BWI in its stores on a trial basis. Pursuant to the sales agreement (which has a term of one year and automatically extends for one year terms unless terminated by either of the parties), Play Co. agreed to purchase a minimum of 250 pieces of merchandise for each of its retail locations and to provide advertising promotional materials and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods.

                    As a  result  of  this  transaction,  the  Company  saw  its majority interest change from 60.6% to 45.2%. The Company still is considered to have a controlling influence over Play Co., which is still consolidated into the Company.

                    In May 1999,  Play Co.  issued  45,333  shares of its common stock to a consultant as compensation for site selections and negotiation of retail location leases. This issuance diluted the Company's ownership to 44.9%.

                    The  Company's  President  is also  the  President  and sole
               Director of European Ventures Corp. ("EVC") which is the majority shareholder of Shopnet. Accordingly, it is considered that the Company, through commonality of control, still exercises a controlling influence over Play Co.'s operations.

NOTE 4 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

                  In January 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented a conversion into equity of a $1,000,000 loan owed by the Company to Multimedia. As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 44.9% of the outstanding shares of common stock of Play Co., Multimedia and its management have obtained beneficial voting control of Play Co.

                    On January 20,  1998,  U.S.  Stores  Corp.  ("U.S.  Stores")
               acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and a Director of U.S. Stores.

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

NOTE 5 -          FINANCING AGREEMENTS:

                    On February 7, 1996, Play Co.  borrowed,  under an agreement with Congress Financing Corporation (Western) (the "Congress Financing"), approximately $2,243,000, the proceeds of which were used to repay the then outstanding borrowings under a bank line of credit agreement. The Congress Financing provided for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bore interest at 1.5% above the prime rate, as defined.

                    In connection with the Congress Financing,  and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit for collateral. As compensation to EACC, Play Co. granted EACC options to acquire shares of Common Stock and Preferred Stock, the aggregate value of which was $458,000. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 for the year ended March 31, 1998.

                    In March 1997, the Congress Financing was amended to provide for, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit for collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

                    On February 3, 1998, Play Co. borrowed  $4,886,324 under the
               FINOVA Financing, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing and to pay fees related to the FINOVA Financing.

                    The FINOVA  Financing,  as amended  through  June 30,  1999, provided for maximum borrowings up to $8,300,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 1999 and 1998 was 7.75% and 8.5%, respectively). The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option. See Note 6 for further amendments.

NOTE 6 -          SUBSEQUENT EVENTS:

                    On July 15, 1999, Tudor Technologies,  Inc.  ("Tudor"),  the
               assignee of an option to acquire 25% of the outstanding shares of Play Co.'s subsidiary, Toys International.COM, Inc. ("Toys") at Toys' book value, elected to exercise its right to purchase the Toys common stock and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. Play Co. agreed to Tudor's request. As the book value of Toys as of June 30, 1999 is not yet determined, Play Co. has not yet provided Tudor with the basis for the option exercise and, as a result, Tudor has not yet provided Play Co. with the appropriate consideration. Play Co. anticipates that it will provide Tudor the June 30, 1999 book value determination later in August 1999.

                    This option  arose out of the June 30, 1998  conversion,  by
               ABC Fund, Inc. ("ABC," an affiliate of Play Co. and the Company), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to Tudor.

                    On July 20, 1999,  Play Co. sold a 6.6% interest in its Toys subsidiary to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment banking firm and CDMI Capital Corporation ("CDMI"), a British Virgin Islands corporation. Mr. Mika is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

                    On August 4, 1999, Play Co. entered into Amendment  Number 6 to its Financing Agreement with FINOVA Capital Corporation ("FINOVA"). As a result of this amendment, Play Co.'s aggregate credit facility with FINOVA increased from $8.3 million to $11.3 million.

                    The  amendment  also (1)  increased  the  minimum  net worth financial covenant from $750,000 to $2.9 million as of June 30, 1999 with the $2.9 million threshold increasing by 60% of any equity raised by Play Co. and by 60% of any annual profits generated by Play Co.; (2) allows Play Co. to sell a minority equity interest (up to 49%) in its Toys subsidiary; and (3) increased the maximum levels of capital expenditures, capital leases and unsecured debt allowed under the Financing Agreement.

NOTE 7 - YEAR 2000:

                    The  Company  does not  believe  that the impact of the year
               2000 computer issue will have a significant impact on its operations and financial position. Furthermore, the Company does not believe that it will have to significantly modify its internal computer systems. However, if internal systems do not correctly date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can no more assurances that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiary, Play Co.

NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS - JUNE 30, 1998:

                    The consolidated  financial  statements for the three months ended June 30, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E Preferred Stock. This restatement resulted in an increase of $166,425 in its original reported net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

     The Company is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. In April 1998, the Company ceased all operating activities and now operates solely as a holding company for its ownership in Play Co. Historically, the Company's results of operations have related primarily to the Company's majority ownership of Play Co., as its operations were substantially less than those of its subsidiary. Accordingly, the Company's results of operations for the three month period ending June 30, 1999 are primarily those of Play Co.

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

                Three months ended June 30, 1999 compared to the three months ended June 30, 1998:

     Consolidated sales for the three months ended June 30, 1999 were $6,508,565, as compared to $6,358,709 for the three months ended June 30, 1998. This increase of $149,856, or 2.4%, is directly attributable to increased sales contributions from Play Co.'s new stores as same store sales declined by 27% for the period.

     Consolidated cost of sales for the three months ended June 30, 1999 was $3,763,214, or 58% of sales, as compared to the three month period ended June 30, 1998 in which cost of sales was $3,706,331, or 58% of sales. This increase of $56,883, or 1.5%, is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses were $4,004,479, or 62% of sales for the three months ended June 30, 1999, as compared to $2,784,878, or 44% of sales, for the three months ended June 30, 1998. This increase of $1,219,601, or 44%, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the three months ended June 30, 1999, non-cash depreciation and amortization amounted to $224,468, as compared to $188,417 in the three months ended June 30, 1998. This increase of $36,051 is due primarily to depreciation on new assets acquired by Play Co. in this quarter.

     Consolidated interest expense was $315,394, or 4.8% of sales, in the three months ended June 30, 1999, as compared to $165,652, or 2.6% of sales, in the three months ended June 30, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings by Play Co. in the three month period ended June 30, 1999.

     For the three months ended June 30, 1999, the Company reported a consolidated net loss of $963,364 (after reflecting the adjustment for the minority interest in Play Co.), or basic earnings deficit per share of $.21, as compared to a restated net loss of $388,186, or a basic earnings deficit per share of $.09 (after reflecting the minority interest in Play Co.), for the three months ended June 30, 1998. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended June 30, 1999 and 1998.

Liquidity and Capital Resources:

     At June 30, 1999, the Company reported cash and cash equivalents of $392,968, working capital deficit of $6,400,010, and stockholders' equity of $(5,487,870), reflecting the net loss of $963,364 for the three months ended June 30, 1999.

     At March 31, 1999, the Company reported cash and cash equivalents of $126,625, working capital deficit of $4,279,270, and stockholders' equity of $(4,524,506).

     During the three month period ending June 30, 1999, the Company provided $426,529 in cash from its operating activities, as compared to $474,205 provided by operating activities in the three month period ended June 30, 1998. The consolidated net loss was $963,346 and $388,186, respectively, in those periods.

     The Company used $209,014 of cash in investing activities during the three months ended June 30, 1999, compared to an outflow of cash of $504,984 in the three months ended June 30, 1998. The primary investing activities was the purchase of equipment and fixtures by Play Co. for its new stores.

     The Company generated $48,828 from its financing activities in the three month period ended June 30, 1999, as compared to the use of $140,469 in the three months ended June 30, 1998. The primary contributors to the Company's financing activities were borrowings by Play Co. under a financing agreement. These proceeds were used to finance Play Co.'s capital requirements, capital expenditures, and operating losses during the three months ended June 30, 1999.

     As a result of the above factors, the Company has a net increase in cash of $266,343 in the three months ended June 30, 1999, compared to a net decrease in cash of $171,248 in the three months ended June 30, 1998.

     In November 1998, Play Co. entered into an agreement with ZD Group, L.L.C. ("ZD"), a related party, to secure additional financing. ZD is a New York trust, the beneficiary of which is a member of the family of Play Co.'s chairman. Pursuant to the ZD agreement, ZD issued a $700,000 irrevocable standby L/C in favor of FINOVA. FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan. The term loan expires on August 3, 2000 and bears interest at prime plus one percent. As consideration for its issuance of the L/C, ZD will receive a one-third profit percentage after application of corporate overhead beginning April 1, 1999 from three of Play Co.'s stores (Woodfield Mall in Schaumburg, Illinois now scheduled to open in fall 1999; Auburn Hills, Michigan; and Gurnee, Illinois). As those stores did not generate a profit after application of corporate overhead in the three-month period ended June 30, 1999, no payments accrued or were made to ZD during the June period.

     Planned new store openings remain a significant capital commitment of Play Co. Play Co. has entered into leases to open eight new stores by the end of calendar year 1999. Play Co. expects that the costs of building those new stores, net of landlord tenant improvement contributions and of inventory requirements, will be approximately $2.8 million.

     Play Co. plans to finance the costs of opening those new stores through a combination of capital lease financing, use of Play Co.'s working capital, and the sale of additional equity.

     The first of those stores opened in June in the Venetian Resort and Casino in Las Vegas, Nevada. The costs of opening that store (excluding inventory) were approximately $825,000. This store was projected to be the most capital intensive of all the stores scheduled to be opened this fiscal year.

     The following transactions entered into after April 1, 1999 were equity and debt transactions structured to help Play Co. with the cost of the capital expenditures associated with opening the total of eight new stores in 1999.

     Play Co. received approximately $240,000 in lease financing in the three month period ended June 30, 1999 and continues to seek additional capital lease financing.

     In May 1999, pursuant to ss.506 of Regulation D, Play Co. sold 750,000 shares of Series F Stock, at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. Play Co. received $657,000 in net proceeds from the sale. Each share of Series F Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of Common Stock, at any time commencing on the date of the registration statement registering the Common Stock underlying same is declared effective by the Securities and Exchange Commission. Each share of Series F Stock shall convert automatically on the occurrence of the earlier of either of the following event, without action on the part of the holder thereof: (i) two years from issuance or
(ii) in the event the closing price per share of Common Stock has been at lest $5.00 for a consecutive 30 day period. Play Co. received net proceeds of $657,500 after deduction of all investment banking and legal and administrative fees.

     Due to the beneficial conversion feature of the Series F Stock, the proceeds have initially have been recorded as additional paid in capital which will amortize over a 12-month period in the form of a non-cash dividend.

     On July 15, 1999, Tudor Technologies, Inc. ("Tudor") - an entity of which Mr. Moses Mika (a director of the Company and Play Co.) is a shareholder - as the assignee of an option to acquire 25% of the outstanding shares of the common stock of the Play Co. subsidiary, Toys International.COM, Inc. ("Toys"), which shares were then owned by Play Co. and which option price was set at Toys' book value on the date of election to exercise the option, elected to exercise its right to purchase the stock and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. Play Co. agreed to Tudor's request. As the book value of Toys as of June 30, 1999 is not yet determined, Play Co. has not yet provided Tudor with the basis for the option exercise and, as a result, Tudor has not yet provided Play Co. with the appropriate consideration. Play Co. anticipates that it will provide Tudor the June 30, 1999 book value determination by the end of August 1999.

     This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC", an affiliate of Play Co. and the Company), of a $1.5 million debenture into Series E Preferred Stock ("Series E Stock") as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its rights to purchase the Toys common stock to Tudor.

     On July 20, 1999, Play Co. sold a 6.6% interest in its Toys subsidiary to two investors for $2.8 million in consideration in a private transaction. The investors were an unaffiliated investment banking firm and CDMI Capital Corporation ("CDMI"), a British Virgin Islands corporation. Mr. Moses Mika, a director of Play Co. and the Company, is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

     On August 4, 1999, Play Co. entered into Amendment Number 6 to its Financing Agreement with FINOVA Capital Corporation ("FINOVA"). As a result of this amendment, Play Co.'s aggregate credit facility with FINOVA increased from $8.3 million to $11.3 million. The amendment also (1) increased the minimum net worth financial covenant from $750,000 to $2.9 million as of June 30, 1999 with the $2.9 million threshold increasing by 60% of any equity raised by Play Co. and by 60% of any annual profits generated by Play Co.; (2) allows Play Co. to sell a minority equity interest (up to 49%) in its Toys subsidiary; and (3) increased the maximum levels of capital expenditures, capital leases and unsecured debt allowed under the Financing Agreement.

     Electronic commerce represents another area that may result in significant capital expenditures for Play Co. in fiscal 2000. It is also a major focus for management. In April 1999, Play Co. debuted the first of three dedicated electronic commerce web sites. This site, www.ToysWhyPayRetail.com, represents a new trade name for Play Co. and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by Play Co. out of season. Play Co. plans to offer approximately 1000 items for sale on the web site.

     The second and third electronic commerce web sites are currently being developed to a state-of-the-art standard in conjunction with two Internet consulting firms. These sites will offer collectible and imported specialty merchandise such as die-cast cars, dolls, plush toys, trains, and collectible action figures and are expected to open in the late fall of 1999. In conjunction with the web site launch, the Company plans to place computer kiosks in several of its retail locations in order to permit customers to place orders on the web site for goods otherwise not sold in such store.

     Play Co. has entered into a letter of intent with an investment banking firm to raise additional equity in the approximate amount of $20-25 million through the public sale of a minority interest in Play Co.'s Toys subsidiary. This public offering currently is expected to close in 1999. This investment banking firm also participated in the $2.8 million private placement in July 1999.

     Play Co. is pursuing this opportunity and is continuing to seek additional lease financing. There can be no assurance that Play Co. will be able to obtain sufficient financing to successfully open the planned new stores. Additionally, Play Co. has incurred significant capital expenditures over the past twelve months. To date, Play Co. has deployed its working capital to cover a significant portion of these capital expenditures. As a result, Play Co. is also seeking additional working capital from the above mentioned equity offerings. Should Play Co. be unable to raise sufficient working capital, it may be unable to purchase product directly from factories at advantageous pricing, thereby resulting in a negative impact on gross margins and results of operations.

Year 2000:

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations and financial position. Furthermore, the Company does not believe that it will have to significantly modify its internal computer systems. However, if internal systems do not correctly date information when the year changes to 2000, there can could be an adverse impact on the Company's operations. Furthermore, there can no more assurances that another entities failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiary, Play Co.

Trends Affecting Liquidity, Capital Resources and Operations:

     Play Co. believes that its same store sales showed a decline after a period of two years of continuous increases because the flow of allocated or "hot" selling merchandise is being spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that Play Co. has with some of its vendors. Play Co. is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. As notes above, Play Co. has significantly strengthened its balance sheet by raising approximately $3.5 million in additional equity over the past three months, which should result in expanded lines of credit with its trade vendors.

     Play Co. believes that its growth and the availability of "hot" or allocated merchandise within certain sectors of its core business - such as action figures, video games, and collector plush - could have an impact on continuing store sales in the future. Play Co. is working diligently to address this issue.

     Play Co.'s future financial performance will depend upon continued demand for toys and Play Co.'s ability to choose locations for new stores, Play Co.'s ability to purchase product as favorable prices and on favorable terms, and the effects of increased competition and changes in consumer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us, and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. Play Co. also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers such as eToys, Inc. There can be no assurance that the Company's business strategy will enable it to compete effectively in the toy industry.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed with this Form 10-QSB for the quarter ended June 30, 1999:

27.1 Financial Data Schedule


(b) During the quarter ended June 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 20th day of August 1999.


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