Form 10QSB
period 1999-09-30
UNITED TEXTILES & TOYS INC
filed 1999-12-14
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY OUTSTANDING AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, PAR VALUE $.001 PER
SHARE: 4,550,236 SHARES OUTSTANDING AS OF DECEMBER 8, 1999.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                                                                        Page Number

Item 1.              FINANCIAL STATEMENTS
                     CONSOLIDATED BALANCE SHEETS AS OF  SEPTEMBER 30, 1999 (UNAUDITED)                                          3
                     and March 31, 1999.

                     CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) for the three and six
                      months ended September 30, 1999 and 1998.                                                                 4

                     CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) for the six
                      months ended September 30, 1999 and 1998.                                                                 5

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                                                  6-10

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

                                                                                                                            11-16

PART II.             OTHER INFORMATION                                                                                         17

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A SUBSIDIARY OF MULTIMEDIA CONCEPTS INTERNATIONAL, INC.)

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1999 and March 31, 1999

                                                                                         Sept. 30,        March 31,
                                                                                           1999             1999
                                                                                        (UNAUDITED)       (NOTE 1)
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ........................................................   $    363,202    $    126,625
  Accounts receivables-net .........................................................        172,442         118,518
  Inventories ......................................................................     15,127,625      11,506,284
  Stock subscription receivable (Note 5) ...........................................        723,678            --
  Prepaid expenses and other current assets ........................................      2,431,290       1,315,851
  Loans and advances-officer .......................................................        (78,572)        (37,061)
          Total current assets .....................................................     18,739,665      13,030,217
PROPERTY AND EQUIPMENT-NET .........................................................      7,245,790       5,348,175
OTHER ASSETS

  Deposits and other assets ........................................................      3,462,737       2,768,647
          Total other assets .......................................................      3,462,737       2,768,647
          TOTAL ASSETS .............................................................   $ 29,448,192    $ 21,147,039
                                                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable .................................................................     24,246,099      14,498,578
  Accrued expenses and other current liabilities ...................................        305,839         626,815
  Due to affiliates ................................................................        817,155         831,897
  Current portion of notes payable and capital lease obligation ....................        864,429       1,352,197
          Total current liabilities ................................................     26,233,522      17,309,487
LONG-TERM LIABILITIES:
  Borrowings under financing agreement .............................................     10,725,774       7,814,666
  Note payable and capital leases, net of current portion ..........................      1,000,637         585,681
  Deferred rent liability ..........................................................        130,881         126,769
          Total long-term liabilities ..............................................     11,857,292       8,527,116
          Total liabilities ........................................................     38,090,814      25,836,603

MINORITY INTEREST IN SUBSIDIARY ....................................................     (2,326,798)       (165,058)

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,236

     shares issued and outstanding .................................................          4,550           4,550
  Additional paid-in capital .......................................................      8,142,281       8,142,281
  Retained earnings (deficit) ......................................................    (14,462,655)    (12,671,337)
          Total stockholders' equity ...............................................     (6,315,824)     (4,524,506)
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 29,448,192    $ 21,147,039
                                                                                       ============    ============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A SUBSIDIARY OF MULTIMEDIA CONCEPTS INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 For the Three Months Ended      For the Six Months Ended

                                                                 Sept. 30,        Sept. 30,      Sept. 30,       Sept. 30,
                                                                   1999             1998           1999            1998
                                                                                  Restated                       Restated
                                                                                  (Note 8)                        (Note 8)

Net sales ..................................................   $  6,867,119    $  6,098,315    $ 13,375,684    $ 12,460,021

Cost of sales ..............................................      3,645,543       3,414,054       7,364,115       7,120,385

Gross profit ...............................................      3,221,576       2,684,261       6,011,569       5,339,636

Operating expenses:

Operating expenses .........................................      3,684,031       2,620,444       7,464,041       5,219,903
  Depreciation and amortization ............................        228,514         193,794         452,982         382,211

          Total operating expenses .........................      3,912,545       2,814,238       7,917,023       5,602,114

Operating income (loss) ....................................       (690,969)       (129,977)     (1,905,454)       (262,478)

Interest expense:

  Interest and finance charges .............................        300,269         156,860         584,933         295,312
  Amortization of debt issuance costs ......................         47,424          27,202          78,154          54,402
          Total interest expense ...........................        347,693         184,062         663,087         349,714

(LOSS) BEFORE MINORITY INTEREST ............................     (1,038,662)       (314,039)     (2,568,541)       (612,192)

Minority interest in net income (loss)
 of consolidated subsidiary (Note 3) .......................      1,010,110         311,894       2,161,740         495,666

Net income (loss) ..........................................        (28,552)         (2,145)       (406,801)       (116,526)

Effect of non-cash dividends on convertible
 preferred stock ...........................................       (799,402)       (477,973)     (1,384,517)       (751,779)

(LOSS) APPLICABLE TO COMMON SHARES .........................   $   (827,954)   $   (480,118)   $ (1,791,318)   $   (868,305)
                                                                               ============    ============    ============

Basic and diluted loss per common share and share equivalent   $       (.18)   $       (.11)   $       (.39)   $       (.19)
                                                                               ============    ============    ============

Weighted average number of common shares outstanding .......      4,550,236       4,550,236       4,550,236       4,550,236
                                                               ============    ============    ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A SUBSIDIARY OF MULTIMEDIA CONCEPTS INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                                                           Six Months Ended
                                                                                        Sept. 30,     Sept. 30,
                                                                                          1999          1998
                                                                                                      Restated

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) .................................................................   $  (406,801)   $  (116,526)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ..................................................       452,982        382,211
   Deferred rent ..................................................................         4,112          9,102
   Minority interest in net loss of subsidiary ....................................    (2,161,740)      (495,666)
   Compensation options and stock issued by subsidiary ............................          --           21,876
Changes in assets and liabilities:

(Increase) decrease in accounts receivable ........................................       (53,924)        58,654
(Increase) in merchandise inventories .............................................    (3,621,341)    (4,312,326)
(Increase) decrease in prepaid expenses and other current assets ..................    (1,115,439)      (750,243)
(Increase) decrease in deposits and other assets ..................................      (694,090)        83,152
Increase (decrease) in accounts payable ...........................................     8,363,004      3,342,576
Increase (decrease) in accrued expenses and other liabilities .....................      (320,976)      (522,174)
          Total adjustments .......................................................       852,588     (2,182,838)
          Net cash provided (used) by operating activities ........................       445,787     (2,299,364)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment ............................................    (2,350,597)    (1,149,757)
   Advances from affiliates .......................................................       (14,742)        53,484
          Net cash from (used for) investing activities ...........................    (2,365,339)    (1,096,273)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net borrowings under line of credit ............................................     2,911,108      3,036,798
   Loans and repayment - officer ..................................................        41,511        110,917
   Repayment of notes payable .....................................................       (72,812)        16,469
   Stock subscription .............................................................      (723,678)          --
          Net cash provided by (used for) investing activities ....................     2,156,129      3,164,184

NET INCREASE (DECREASE) IN CASH ...................................................       236,577       (231,453)
Cash, beginning of period .........................................................       126,625        659,378
CASH, END OF PERIOD ...............................................................   $   363,202    $   427,925
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:

Interest paid .....................................................................   $   584,933    $   295,312
Taxes paid ........................................................................   $      --      $      --



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A SUBSIDIARY OF MULTIMEDIA CONCEPTS INTERNATIONAL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

NOTE 1 -          BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair p resentation of the Company's financial position and the results of its operations for the three months ended September 30, 1999 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed with the Securities and Exchange Commission.

NOTE 2 -          DESCRIPTION OF COMPANY:

     United Textiles & Toys Corp. (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. the company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. in April 1998, the Company ceased all operating activities; it now operates solely as a holding company. in September 1999, the Company sold 55,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") common stock on the open market, reducing its ownership percentage to 43.9%. (see note 6). as a result of this sale, at September 30, 1999 the Company owned 2,434,910 shares of the common stock of Play Co. the Company still is considered to have a controlling influence over Play Co. which is still consolidated into the Company. (see note 3).

NOTE 3 -          MINORITY INTERESTS:

     The minority interest in Play Co. represents the minority shareholders' interest (56.1%) of Play Co.'s equity at September 30, 1999. The minority interest, as reflected in the accompanying consolidated balance sheet, consists of Play Co.'s Series E preferred stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

NOTE 3 -          MINORITY INTERESTS (CONTINUED):

     On November 24, 1998, pursuant to a sales agreement entered into by and between Play Co. and Breaking Waves, Inc. ("BWI"), a wholly-owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a related party, BWI purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The President of Breaking Waves and Shopnet is also the Chairman of Play Co.'s Board of Directors. Shopnet is a publicly traded company. The shares purchased by BWI represented approximately 25.4% of the total common stock issued and outstanding at the time of the transaction.

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

     In May 1999, Play Co. issued 45,333 shares of its common stock to a consultant as compensation for site selections and negotiation of retail location leases, thereby diluting the Company's ownership to 44.9%.

     The Company's President is also the President and sole Director of European Ventures Corp. ("EVC") which is the majority shareholder of Shopnet. Accordingly, it is considered that the Company, through commonality of control, still exercises a controlling influence over Play Co.'s operations.

NOTE 4 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

     In January 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented a conversion into equity of a $1,000,000 loan owed by the Company to Multimedia. As a result of this transaction, Multimedia ow ns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 43.9% of the outstanding shares of common stock of Play Co., Multimedia and its management have obtained beneficial voting control of Play Co.

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

NOTE 5 -          STOCK SUBSCRIPTION RECEIVABLE:

     On July 15, 1999, an entity of which a director of Play Co. is a shareholder, exercised its right to purchase a 25% ownership interest in a consolidated subsidiary of Play Co. This entity was the assignee of an option to acquire 25% of the outstanding shares of the subsidiary at book value as of June 30, 1999. The book value was determined to be $2,894,711 and 25% was determined to be $723,678. This amount was recorded on the accompanying balance sheet as Stock Subscription Receivable. The amount was paid to Play Co. in October 1999.

NOTE 6 -          YEAR 2000:

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations and financial position. Furthermore, the Company does not believe that it will have to significantly modify its internal computer systems. However, if internal systems do not correctly date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can no more assurances that another entity's failure to ens ure year 2000 capability would not have an adverse effect on the Company and its subsidiary, Play Co.

NOTE 7 -          RESTATEMENT OF FINANCIAL STATEMENTS - SEPTEMBER 30, 1998

     The consolidated financial statements for the three and six months ended September 30, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in an increase of $288,330 for the three months and $455,743 for the six months ended September 30, 1998 from its original reported net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     United Textiles & Toys Corp. (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. In April 1998, the Company ceased all operating activities and now operates solely as a holding company for its ownership in Play Co. Toys & Entertainment Corp. ("Play Co.") Historically, the Company's results of operations have related primarily to its majority ownership of Play Co., as its own operations were substantially less than those of its subs idiary. Accordingly, the Company's results of operations for the three month period ending September 30, 1999 are primarily those of Play Co.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Consolidated sales for the three months ended September 30, 1999 were $6,867,119, as compared to $6,098,315 for the three months ended September 30, 1998. This increase of $768,804, or 12.6%, is directly attributable to increased sales contributions from Play Co.'s new stores as same store sales declined by 24.8% for the period.

     Consolidated cost of sales for the three months ended September 30, 1999 was $3,645,543, or 53.1% of sales, as compared to the three month period ended September 30, 1998 in which cost of sales was $3,414,054, or 56% of sales. This increase of $231,489, or 6.8%, is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses (excluding depreciation and amortization expenses) were $3,684,031, or 53.6% of sales for the three months ended September 30, 1999, as compared to $2,620,444, or 43% of sales, for the three months ended September 30, 1998. This increase of $1,063,587, or 40.6%, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the three months ended September 30, 1999, non-cash depreciation and amortization amounted to $228,514, as compared to $193,794 in the three months ended September 30, 1998. This increase of $34,720 is due primarily to depreciation on new assets acquired by Play Co. in this quarter.

     Consolidated interest expense was $347,693, or 5.1% of sales, in the three months ended September 30, 1999, as compared to $184,062, or 3.0% of sales in the three months ended September 30, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings by Play Co. in the three month period ended September 30, 1999.

         For the three months ended September 30, 1999, the Company reported a consolidated net loss of $827,954 (after reflecting the adjustment for the minority interest in Play Co.), or basic earnings deficit per share of $.18, as compared to a restated net loss of $480,118, or a basic earnings deficit per share of $.11 (after reflecting the minority interest in Play Co.), for the three months ended September 30, 1998. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,236 for the three months ended September 30, 1999 and 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1998

     Consolidated sales for the six months ended September 30, 1999 were $13,375,684, as compared to $12,460,021 for the three months ended September 30, 1998. This increase of $915,663, or 7.34%, is directly attributable to increased sales contributions from Play Co.'s new stores as same store sales declined by 26% for the period.

     Consolidated cost of sales for the six months ended September 30, 1999 was $7,364,115, or 55.1% of sales, as compared to the six month period ended September 30, 1998 in which cost of sales was $7,120,385, or 57.2% of sales. This increase of $243,730, or 3.4%, is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses (excluding depreciation and amortization expenses) were $7,464,041, or 55.8% of sales for the six months ended September 30, 1999, as compared to $5,219,903, or 41.9% of sales, for the six months ended September 30, 1998. This increase of $2,241,138, or 43%, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the six months ended September 30, 1999, non-cash depreciation and amortization amounted to $452,982, as compared to $382,211 in the six months ended September 30, 1998. This increase of $70,771 is due primarily to depreciation on new assets acquired by Play Co. in this period.

     Consolidated interest expense was $663,087, or 5.0% of sales, in the six months ended September 30, 1999, as compared to $349,714, or 2.8% of sales, in the six months ended September 30, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings by Play Co. in the six month period ended September 30, 1999.

     For the six months ended September 30, 1999, the Company reported a consolidated net loss of $1,791,318 (after reflecting the adjustment for the minority interest in Play Co.), or basic earnings deficit per share of $.39, as compared to a restated net loss of $868,305, or a basic earnings deficit per share of $.19 (after reflecting the minority interest in Play Co.), for the six months ended September 30, 1998. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,236 for the six months ended September 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company reported cash and cash equivalents of $363,202, working capital deficit of $7,493,857, and stockholders' equity of $(6,315,824), reflecting the net loss of $1,791,318 for the six months ended September 30, 1999.

     At March 31, 1999, the Company reported cash and cash equivalents of $126,625, working capital deficit of $4,279,270, and stockholders' equity of $(4,524,506).

     During the six month period ending September 30, 1999, the Company provided $445,787 in cash from its operating activities, as compared to $2,299,364 used by operating activities in the six month period ended September 30, 1998.

     The Company used $2,365,339 of cash in investing activities during the six months ended September 30, 1999, compared to an outflow of cash of $1,096,273 in the six months ended September 30, 1998. The primary investing activities was the purchase of equipment and fixtures by Play Co. for its new stores.

     The Company generated $2,156,129 from its financing activities in the six month period ended September 30, 1999, as compared to providing $3,164,184 in the six months ended September 30, 1998. The primary contributors to the Company's financing activities were borrowings by Play Co. under a financing agreement. These proceeds were used to finance Play Co.'s capital requirements, capital expenditures, and operating losses during the six months ended September 30, 1999.

     As a result of the above factors, the Company has a net increase in cash of $236,577 in the six months ended September 30, 1999, compared to a net decrease in cash of $231,453 in the six months ended September 30, 1998.

     At September 30, 1999, Play Co. had a working capital deficit of $2,730,031 compared to a working capital position of $5,832,143 at March 31, 1999. The primary factors in the $8.56 million decrease in working capital was a reclassification of Play Co.'s credit line with FINOVA Capital Corporation
("FINOVA") from a long term liability to a short term liability. This reclassification was due to the expiration date of the credit facility of August 3, 2000 falling within one year of the September 30 , 1999 balance sheet date.

     Prior to its most recent fiscal year ended March 31, 1999, Play Co. generated operating losses in the past several years as well as in the six-month period ended September 30, 1999. Play Co. has historically financed those losses and its working capital requirements through loans and sales of Play Co.'s equity securities, primarily through the sale of Play Co.'s Series E preferred stock. There can be no assurances that Play Co. will be able to generate sufficient revenues or have sufficient cont rols over expenses and other charges to achieve profitability.

     During the three-month period ended September 30, 1999, Play Co. opened one new store. This store was located in Pier 39 in San Francisco, California. Pier 39 is a tourist-oriented destination that has a history of heavy foot traffic. The capital investment for building this store was approximately $425,000, net of landlord contributions.

     In October 1999, Play Co. opened five new stores located in Concord, North Carolina (two stores), near Houston, Texas (two stores) and in Mission Viejo, California. These stores are located in high traffic shopping malls. These five stores represented an aggregate capital investment of approximately $1.3 million, net of landlord contributions. Play Co. postponed the construction of its planned new store in Schaumburg, Illinois until the spring of 2000. Play Co. now has 32 stores located in sev en states.

     Play Co. had planned to finance the above store opening costs through a combination of capital lease financing, use of Play Co.'s working capital, and the sale of additional equity. Play Co. has obtained approximately $431,500 in capital lease financing this fiscal year.

     In May 1999, pursuant to s 506 of regulation D, Play Co. sold 750,000 shares of series F preferred stock, at a purchase price of $1.00 per share, through Robb Peck McCooey Clearing Corporation as placement agent. The Company received $657,500 in net proceeds from the sale. Each share of series F Preferred Stock is convertible, at the holder's option, into two fully paid and non-assessable shares of common stock, at any time commencing on the date the registration statement registering the common stock underlying same is declared effective by the securities and exchange commission. Each share of series F preferred stock shall convert automatically on the occurrence of the earlier of either of the following events, without action on the part of the holder thereof: (i) two years from issuance or (ii) in the event the closing price per share of Common Stock has been at least $5.00 for a consecutive 30-day period.

     Due to the beneficial conversion feature of the Series F preferred stock, the proceeds have initially been recorded as additional paid-in capital, which is being authorized over an 8-month period in the form of a non-cash dividend. Management has used an 8-month period to correspond to the estimated time necessary to have a registrations statement declared effective by the Securities and Exchange Commission.

     In connection with the private placement of the Series F preferred stock, Play Co. granted options to the placement agent to purchase 350,000 shares of Common Stock at an exercise price of $3.00 per share for a period of four years from the date of closing of the private placement. Play Co. has valued these options at approximately $507,000 using the Black-Scholes option valuation model. As the options were granted in connection with the private placement, the compensation effect of these was effectively offset against the proceeds into additional paid-in capital with no net effect on Play Co.'s stockholders' equity or result of operations. The placement agent also received a 10% commission, or $75,000, and a 1% allowance, or $7,500, to cover administrative expenses. The private placement closed on May 27, 1999.

     On July 15, 1999, an entity of which a director of Play Co. is a shareholder, exercised its right to purchase a 25% ownership interest in a consolidated subsidiary of Play Co. This entity was the assignee of an option to acquire 25% of the outstanding shares of the subsidiary at book value as of June 30, 1999. The book value was determined to be $2,894,711 and 25% was determined to be $723,678. This amount was recorded on the accompanying balance sheet as Stock Subscription Receivable. The amo unt was paid to Play Co. in October 1999.

     This option arose out of the June 30, 1998 conversion, by ABC Fund, Inc. ("ABC", an affiliate of Play Co.), of a $1.5 million debenture into Series E preferred stock as of June 30, 1998. Pursuant to the terms of the debenture, in September 1998, ABC assigned its right to purchase the Toys common stock to the entity.

     On July 20, 1999, Play Co. sold a 6.6% interest in this subsidiary to two investors for $2.8 million in gross proceeds in a private transaction. The investors were an unaffiliated investment-banking firm, Concord of Frankfurt, Germany and CDMI, a British Virgin Islands corporation. One of Play Co.'s directors is a shareholder of CDMI. Each party invested $1.4 million in the transaction.

     In early October 1999, Play Co. loaned $200,000 to Shopnet.com, Inc. and $50,000 to Breaking Waves, Inc., both of which entities are affiliated with Play Co. The loans carry interest at 9% and are due in March 2000.

     On October 25, 1999, an entity of which a director of Play Co. is a shareholder, lent Play Co. $127,922 under a Demand Promissory Note ("Demand Note"). The Demand Note carries an interest rate of eight percent per annum. The Demand Note was a bridge loan designed to be paid off after the completion of the then contemplated initial public offering of the subsidiary.

     On November 19, 1999, Play Co.'s subsidiary completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord.

     This subsidiary sold 2 million shares, or a 16.7% interest, in the Offering for gross proceeds of approximately $27 million. The Offering was priced at 13 Euro per share, or approximately $13.52 per share. Play Co. retained majority ownership of the subsidiary holding a 58.4% equity interest in same and, as a result, will continue to consolidate the subsidiary's operations into its financial statements.

     In addition to the 2 million shares sold by the subsidiary in the Offering, Concord and CDMI each sold 200,000 shares in the form of a greenshoe allotment. Both Concord and CDMI invested in the subsidiary in a private placement in July 1999. The total Offering size, including the greenshoe allotment, was 2.4 million shares.

     Play Co. expects to complete the accounting for the net proceeds of the Offering during the quarterly period ending December 31, 1999.

     Play Co. anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds of the Offering will be sufficient to satisfy its contemplated cash requirements for at least 12 months.

YEAR 2000

     The Company does not believe that the year 2000 computer issue will have a significant impact on its operations and financial position. Furthermore, the Company does not believe that it will have to significantly modify its internal computer systems. However, if internal systems do not correctly date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can no assurance that another entity's failure to ensure year 2000 capabi lity would not have an adverse effect on the Company and its subsidiary, Play Co.

TRENDS AFFECTING LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS:

     Play Co. believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the six-month period ended September 30, 1999, the flow of allocated "hot" selling merchandise was spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that Play Co. has with some of its vendors. Play Co. is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. As noted above, Play Co. has recently significantly strengthened its balance sheet by raising approximately $30 million in additional equity, which should result in expanded lines of credit with its trade vendors.

     Play Co. believes that its growth and the availability of "hot" or allocated merchandise within certain sectors of its core business - such as action figures, video games, and collector plush - could have an impact on continuing store sales in the future. Play Co. is working diligently to address this issue.

     Play Co.'s future financial performance will depend upon continued demand for toys and its ability to choose locations for new stores and purchase products at favorable prices and on favorable terms, and the effects of increased competition and changes in consumer preferences.

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

INFLATION AND SEASONALITY:

     The impact of inflation on Play Co.'s results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within Play Co.'s third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make Play Co.'s third q uarter sales an even greater percentage of the total year's sales.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS:

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended September 30, 1999:

     27.1       Financial Data Schedule

     During the quarter ended September 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, ON THIS 9TH day of December 1999.

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