Form 10QSB
period 1999-12-31
UNITED TEXTILES & TOYS INC
filed 2000-02-29
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                       N/A
              -----------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $0.001 per share: 4,550,236 shares outstanding as of February 25, 2000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION                                                                        Page
                                                                                                                Number

Item 1.             FINANCIAL STATEMENTS
     Consolidated  Balance Sheets as of December 31, 1999  (unaudited) and March
31, 1999                                                                                                                  3

     Consolidated  Statement of  Operations  (unaudited)  for the three and nine
months ended December 31, 1999 and 1998                                                                                   4

     Consolidated  Statement of Cash Flows (unaudited) for the nine months ended
December 31, 1999 and 1998                                                                                                5

     Notes to Consolidated Financial Statements (unaudited)                                                             6-10

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



     The accompanying notes are an integral part of these consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and March 31, 1999

                                                                              Dec. 31,       March 31,
                                                                                1999           1999
                                                                            (Unaudited)      (Note 1)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ............................................   $ 12,273,664    $    126,625
  Accounts receivables-net .............................................        985,422         118,518
  Inventories ..........................................................     14,175,841      11,506,284
  Note receivable - affiliate ..........................................        650,000            --
  Prepaid expenses and other current assets ............................        652,395       1,315,851
  Loans and advances-officer ...........................................        (76,518)        (37,061)
                                                                           ------------    ------------
          Total current assets .........................................     28,660,804      13,030,217

PROPERTY AND EQUIPMENT-NET .............................................      7,312,257       5,348,175
OTHER ASSETS:
  Deposits and other assets ............................................      4,454,710       2,768,647
                                                                           ------------    ------------
          Total other assets ...........................................      4,454,710       2,768,647
                                                                           ------------    ------------
          Total assets .................................................   $ 40,427,771    $ 21,147,039
                                                                           ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .....................................................   $ 33,169,689    $ 14,498,578
  Accrued expenses and other current liabilities .......................      1,437,755         626,815
  Due to affiliates ....................................................        795,403         831,897
  Current portion of notes payable and capital lease obligation ........        848,774       1,352,197
                                                                           ------------    ------------
          Total current liabilities ....................................     36,251,621      17,309,487
LONG-TERM LIABILITIES:
  Borrowings under financing agreement .................................         54,170       7,814,666
  Note payable and capital leases, net of current portion ..............      1,257,091         585,681
  Deferred rent liability ..............................................        135,060         126,769
                                                                           ------------    ------------
          Total long-term liabilities ..................................      1,446,321       8,527,116
                                                                           ------------    ------------
          Total liabilities ............................................     37,697,942      25,836,603

MINORITY INTEREST IN SUBSIDIARY ........................................      9,585,439        (165,058)
                                                                           ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,236
  Additional paid-in capital ...........................................      8,142,281       8,142,281
  Retained earnings (deficit) ..........................................    (15,002,441)    (12,671,337)
                                                                           ------------    ------------
          Total stockholders' equity ...................................     (6,855,610)     (4,524,506)
                                                                           ------------    ------------
          Total liabilities and stockholders' equity ...................   $ 40,427,771    $ 21,147,039
                                                                           ============    ============

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months Ended     For the Nine Months Ended
                                                             Dec. 31,       Dec 31,        Dec. 31,       Dec. 31,
                                                               1999          1998           1999            1998
                                                                           Restated                       Restated
                                                                           (Note 8)                       (Note 8)

Net sales ............................................   $ 17,316,024    $ 14,717,729    $ 30,692,008    $ 27,177,972

Cost of sales ........................................     10,006,720       8,545,336      17,370,835      15,665,721
                                                         ------------    ------------    ------------    ------------

Gross profit .........................................      7,309,304       6,172,393      13,321,173      11,512,251

Operating expenses:
  Operating expenses .................................      6,044,595       4,100,202      13,810,986       9,368,107
  Litigation settlement ..............................        183,464            --           270,206            --
  Depreciation and amortization ......................        320,508         324,975         773,490         707,186
                                                         ------------    ------------    ------------    ------------

          Total operating expenses ...................      6,548,567       4,425,177      14,854,682      10,075,293

Operating income (loss) ..............................        760,737       1,747,216      (1,533,509)      1,436,958

Interest expense:
  Interest and finance charges .......................        307,870         221,860         823,453         517,172
  Amortization of debt issuance costs ................         58,097         174,889         127,434          73,032
                                                         ------------    ------------    ------------    ------------
          Total interest expense .....................        365,967         294,892         998,342         644,606
                                                         ------------    ------------    ------------    ------------
Interest Income ......................................              2           --                 12          47,781
                                                         ------------    ------------    ------------    ------------
(LOSS) BEFORE MINORITY INTEREST ......................        394,772       1,452,324      (2,531,839)        840,133

Minority interest in net income (loss) of consolidated
subsidiary (Note 3) ..................................        (54,939)       (468,406)      2,384,654          27,260
                                                         ------------    ------------    ------------    ------------

Net income (loss) ....................................        339,833         983,918        (147,185)        867,393

Effect of non-cash dividends on convertible preferred
stock ................................................        799,402         477,973       2,183,919       1,229,752
                                                         ------------    ------------    ------------    ------------

(Loss) applicable to common shares ...................   $   (459,569)   $    505,945    $ (2,331,104)   $   (362,359)
                                                         ============    ============    ============    ============

Basic and diluted loss per common share and share
equivalent ...........................................   $       (.10)   $        .11    $       (.51)   $       (.08)
                                                         ============    ============    ============    ============

Weighted average number of common shares outstanding
                                                            4,550,236       4,550,236       4,550,236       4,550,236
                                                         ============    ============    ============    ============

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                           Nine Months Ended
                                                                                -----------------------------------------
                                                                                         Dec. 31,          Dec. 31,
                                                                                           1999              1998
                                                                                ------------------    -------------------
                                                                                                           Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $ (2,331,104)   $   (362,359)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Amortization of issuance costs .................................................        174,889            --
   Depreciation and amortization ..................................................        773,490         707,891
   Deferred rent ..................................................................          8,291          13,654
   Minority interest in net loss of subsidiary ....................................     (2,384,654)        (27,260)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable ........................................       (886,904)        119,159
(Increase) in merchandise inventories .............................................     (2,669,557)     (2,984,709)
(Increase) decrease in prepaid expenses and other current assets ..................        663,456      (1,552,841)
(Increase) decrease in deposits and other assets ..................................     (1,686,063)        173,429
Increase (decrease) in accounts payable ...........................................      5,132,991       4,582,433
Increase (decrease) in accrued expenses and other liabilities .....................        810,950         822,417
                                                                                      ------------    ------------
          Total adjustments .......................................................        (63,111)      1,854,173
                                                                                      ------------    ------------
          Net cash provided (used) by operating activities ........................     (2,394,215)      1,491,814

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ............................................     (2,737,572)     (2,300,169)
   Advances to affiliates .........................................................       (650,000)           --
                                                                                      ------------    ------------
          Net cash from (used for) investing activities ...........................     (3,387,572)     (2,300,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock of subsidiary ........................     25,560,792            --
   Net borrowings under line of credit ............................................     (7,760,496)      2,309,017
   Loans and repayment - officer ..................................................        (39,457)        (94,797)
   Repayment of notes payable .....................................................        167,987        (824,005)
                                                                                      ------------    ------------
          Net cash provided by (used for) investing activities ....................     17,928,826       1,390,215

NET INCREASE (DECREASE) IN CASH ...................................................     12,147,039         581,860
Cash, beginning of period .........................................................        126,625       1,635,058
                                                                                      ------------    ------------
Cash, end of period ...............................................................   $ 12,273,664    $  2,216,918
                                                                                      ============    ============

Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $    823,453    $    644,806
Taxes paid ........................................................................   $       --      $       --

                   UNITED TEXTILES & TOYS CORP. AND SUBSIDIARY
            (A Subsidiary of Multimedia Concepts International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

NOTE 1 -          BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three and nine months ended December 31, 1999 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999, as filed with the Securities and Exchange Commission.

NOTE 2 -          DESCRIPTION OF COMPANY:

     United Textiles & Toys Corp. (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company. In September 1999, the Company sold 55,000 shares of Play Co. Toys & Entertainment Corp. ("Play Co.") common stock on the open market, reducing its ownership percentage to 43.9%. (See Note 6). As a result of this sale, at December 31, 1999 the Company owned 2,434,910 shares of the common stock of Play Co. Although the percentage of ownership at December 31, 1999 was 43.9%, the Company still exercises prerogative of control over Play Co., which is still consolidated into the Company. (See Note 3). Currently, UTTC owns 32.4% of the common stock of Play Co. and given its relationships with other Play Co. affiliates, significantly influences Play Co.'s operations

NOTE 3 -          MINORITY INTERESTS:

     The minority interest in Play Co. represents the minority shareholders' interest (56.1%) of Play Co.'s equity at December 31, 1999 and 41.6% of Toys International.COM, Inc. The minority interest, as reflected in the accompanying consolidated balance sheet, consists of Play Co.'s Series E preferred stock only. Due to operating losses of Play Co., the minority interest in common stock has been written down to zero.

NOTE 3 -          MINORITY INTERESTS (continued):

     On November 24, 1998, pursuant to a sales agreement entered into by and between Play Co. and Breaking Waves, Inc. ("BWI"), a wholly owned subsidiary of Shopnet.com, Inc. ("Shopnet"), a related party, BWI purchased 1.4 million unregistered shares of Play Co.'s common stock in a private transaction. The President of BWI and Shopnet is also the Chairman of Play Co.'s Board of Directors. Shopnet is a publicly traded company. The shares purchased by BWI represented approximately 25.4% of the total common stock issued and outstanding at the time of the transaction.

     The consideration for the stock was $665,000, which represented an approximate price of $0.475 per share. This price was discounted 33% from the then current market price reflecting a discount for the illiquidity of the shares, which do not carry any registration rights. $300,000 of the consideration remitted was in cash and the remaining $365,000 was provided in BWI product, primarily girls' swimsuits. Play Co. had previously carried swimsuits from BWI in its stores on a trial basis. Pursuant to the sales agreement (which has a term of one year and automatically extends for one year terms unless terminated by either of the parties), Play Co. agreed to purchase a minimum of 250 pieces of merchandise for each of its retail locations and to provide advertising promotional materials and ads of the merchandise in all of its brochures, advertisements, catalogs, and all other promotional materials, merchandising programs, and sales promotion methods.

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

NOTE 4 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

     In January 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) represented a conversion into equity of a $1,000,000 loan owed by the Company to Multimedia. As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia. As the Company owns 43.9% of the outstanding shares of common stock of Play Co., Multimedia and its management have obtained beneficial voting control of Play Co.

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

NOTE 5 - SALE OF SHARES BY PLAY CO.'S SUBSIDIARY - TOYS INTERNATIONAL.COM, INC.

     On November 19, 1999, Toys International.COM, Inc. ("Toys"), a subsidiary of Play Co., completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord Effekten AG ("Concord") of Frankfurt, Germany. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $23.3 million. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. Play Co. retained majority ownership of Toys (58.4%) and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain or loss was recorded on the sales of Toys' shares in the public offering or in earlier private placements per Staff Accounting Bulletin No. 84.

NOTE 6 - CREDIT FACILITY:

     On December 31, 1999, Play Co. had $54,170 outstanding under its revolving credit facility with FINOVA Capital Corporation ("FINOVA") and $6,990,395 available under the credit facility. During December, at Play Co.'s request, FINOVA agreed to reduce the maximum borrowing level of the credit facility from $11.3 million to $9.3 million and to terminate a $2 million standby letter of credit ("L/C") that previously helped support the credit facility. The termination of the L/C allowed the Play Co. access to a $2 million certificate of deposit which previously was restricted and was used as collateral for the L/C by the issuing bank. The amount outstanding at December 31, 1999 represented the interest accrued during the month of December 1999 as the principal balance was paid down to zero during the December quarter.

     As of December 31, 1999, the FINOVA credit line is presented as a short term liability since the credit facility expires August 3, 2000, or within less than one year of the December 31, 1999 balance sheet date.

NOTE 7 -          YEAR 2000 UPDATE:

     Subject to continued monitoring of Play Co.'s third party suppliers, the Company's year 2000 program ("Program") is complete; no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

NOTE 8 -          RESTATEMENT OF FINANCIAL STATEMENTS - DECEMBER 31, 1998

     The consolidated financial statements for the three and nine months ended December 31, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in a decrease of $34,790 in the profits for the three months ended December 31, 1998 and an increase in the loss for the nine months ended December 31, 1998 of $94,182 from its original reported net loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     United Textiles & Toys Corp. (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. In April 1998, the Company ceased all operating activities and now operates solely as a holding company for its ownership in Play Co. Toys & Entertainment Corp. ("Play Co.") Historically, the Company's results of operations have related primarily to its majority ownership of Play Co., as its own operations were substantially less than those of its subsidiary. Accordingly, the Company's results of operations for the three-month period ending December 31, 1999 are primarily those of Play Co.

     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those now projected.

Three months ended December 31, 1999 compared to three months ended December 31, 1998

     Consolidated sales for the three months ended December 31, 1999 were $17,316,024, as compared to $14,717,729 for the three months ended December 31, 1998. This increase of $2,598,295, or 17.7%, is directly attributable to increased sales contributions from Play Co.'s new stores and Play Co.'s Internet operations in the United States and Germany, as same store sales declined by 17.6% for the period.

     Consolidated cost of sales for the three months ended December 31, 1999 was $10,006,720, or 57.8% of sales, as compared to the three month period ended December 31, 1998 in which cost of sales was $8,545,336, or 58% of sales. This increase of $1,461,384, or 17.1%, is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses (excluding litigation settlement expenses and depreciation and amortization expenses) were $6,044,595, or 34.9% of sales for the three months ended December 31, 1999, as compared to $4,100,202, or 28% of sales, for the three months ended December 31, 1998. This increase of $1,944,393, or 47.4%, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the three months ended December 31, 1999, Play Co. settled its final store closing related litigation. Under this settlement, Play Co. agreed to make a cash payment of $35,000, to issue 100,000 shares of its common stock, and to pay an aggregate of $186,138 over a 36-month period. Play Co. accrued $183,464 during the three months ended December 31, 1999 to cover the estimated value of the settlement.

     During the three months ended December 31, 1999, non-cash depreciation and amortization amounted to $320,508, as compared to $324,975 in the three months ended December 31, 1998. This amount was lower in the December 1999 period than in the December 1998 period because in the 1998 period, Play Co. amortized a portion of its store opening expenses. All such expenses were considered operating expenses in 1999.

     Consolidated interest expense was $365,967, or 2.1% of sales, in the three months ended December 31, 1999, as compared to $294,892, or 2.0% of sales, in the three months ended December 31, 1998. The primary reason for the increased level of interest expense was a higher average level of borrowings by Play Co. in the three-month period ended December 31, 1999.

     For the three months ended December 31, 1999, the Company reported a consolidated net loss of $459,569 (after reflecting the adjustment for the minority interest in Play Co.), or basic earnings deficit per share of $0.10, as compared to a restated net income of $505,945, or a basic earnings deficit per share of $0.11 (after reflecting the minority interest in Play Co.), for the three months ended December 31, 1998. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,236 for the three months ended December 31, 1999 and 1998.

Nine months ended December 31, 1999 compared to nine months ended December 31, 1998

     Consolidated sales for the nine months ended December 31, 1999 were $30,692,008, as compared to $27,177,972 for the nine months ended December 31, 1998. This increase of $3,514,036, or 12.9%, is directly attributable to increased sales contributions from Play Co.'s new stores and Play Co.'s Internet operations in the United States and Germany, as same store sales declined by 22.5% for the period.

     Consolidated cost of sales for the nine months ended December 31, 1999 was $17,370,835, or 56.6% of sales, as compared to the nine month period ended December 31, 1998 in which cost of sales was $15,665,721, or 57.6% of sales. This increase of $1,705,114, or 10.9%, is primarily due to costs associated with the opening of new retail outlets.

     Consolidated operating expenses (excluding litigation settlement expenses, depreciation and amortization expenses) were $13,810,986, or 45.0% of sales for the nine months ended December 31, 1999, as compared to $9,368,107, or 34.5% of sales, for the nine months ended December 31, 1998. This increase of $4,442,879, or 47.4%, was due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores.

     During the nine months ended December 31, 1999, Play Co. settled its final store closing related litigation. Play Co. estimated the total net present value of the settlement to be $233,905, consequently, Play Co accrued $270,206 in the nine months ended December 31, 1999 to cover the estimated value of the settlement and other litigation related expenses.

     During the nine months ended December 31, 1999, non-cash depreciation and amortization amounted to $773,490, as compared to $707,186 in the nine months ended December 31, 1998. This increase of $66,304 is due primarily to depreciation on new assets acquired by Play Co. in this period.

     Consolidated interest expense was $998,342, or 3.3% of sales, in the nine months ended December 31, 1999, as compared to $644,606, or 2.4% of sales, in the nine months ended December 31, 1998. The primary reason for the increased level of interest expense was a higher level of borrowings by Play Co. in the nine-month period ended December 31, 1999.

     For the nine months ended December 31, 1999, the Company reported a consolidated net loss of $2,331,104 (after reflecting the adjustment for the minority interest in Play Co.), or basic earnings deficit per share of $0.51, as compared to a restated net loss of $362,359, or a basic earnings deficit per share of $0.08 (after reflecting the minority interest in Play Co.), for the nine months ended December 31, 1998. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,236 for the nine months ended December 31, 1999 and 1998.

Liquidity and Capital Resources

     At December 31, 1999, the Company reported cash and cash equivalents of $12,273,664, working capital deficit of $7,590,817, and stockholders' equity of $(6,855,610), reflecting the net loss of $2,331,104 for the nine months ended December 31, 1999.

     At March 31, 1999, the Company reported cash and cash equivalents of $126,625, working capital deficit of $4,279,270, and stockholders' equity of $(4,524,506).

     During the nine-month period ending December 31, 1999, the Company used $2,394,215 in cash from its operating activities, as compared to $1,491,814 provided by operating activities in the nine month period ended December 31, 1998.

     The Company used $3,387,572 of cash in investing activities during the nine months ended December 31, 1999, compared to an outflow of cash of $2,300,169 in the nine months ended December 31, 1998. The primary investing activities was the purchase of equipment and fixtures by Play Co. for its new stores.

     The Company generated $17,928,826 from its financing activities in the nine-month period ended December 31, 1999, as compared to providing $1,390,215 in the nine months ended December 31, 1998. The primary contributors to the Company's financing activities were borrowings by Play Co. under a financing agreement and the sale of Play Co.'s Series F preferred stock and the sale of common stock of Play Co.'s subsidiary, Toys. These proceeds were used to finance Play Co.'s capital requirements, capital expenditures, and operating losses during the nine months ended December 31, 1999.

     As a result of the above factors, the Company has a net increase in cash of $12,147,039 in the nine months ended December 31, 1999, compared to a net increase in cash of $581,860 in the nine months ended December 31, 1998.

     Prior to its most recent fiscal year ended March 31, 1999, Play Co. generated operating losses in the past several years as well as in the nine-month period ended December 31, 1999. Play Co. has historically financed those losses and its working capital requirements through loans and sales of Play Co.'s equity securities, primarily through the sale of Play Co.'s Series E preferred stock. There can be no assurances that Play Co. will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the three month period ended December 31, 1999, Play Co. opened five new stores located in Concord, North Carolina (two stores), near Houston, Texas (two stores) and in Mission Viejo, California. These stores are located in high traffic shopping malls. These five stores represented an aggregate capital investment of approximately $1.3 million, net of landlord contributions. Play Co. postponed the construction of its planned new store in Schaumburg, Illinois until the spring of 2000. Play Co. now has 32 stores located in seven states.

     Play Co. had planned to finance the above store opening costs through a combination of capital lease financing, use of Play Co.'s working capital, and the sale of additional equity. Play Co. has obtained approximately $806,000 in capital lease financing this fiscal year.

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

     Due to the beneficial conversion feature of the Series F preferred stock, the proceeds have initially been recorded as additional paid-in capital, which is being authorized over an 8-month period in the form of a non-cash dividend. Management has used an 8-month period to correspond to the estimated time necessary to have a registration statement declared effective by the Securities and Exchange Commission. Such registration statement has not yet been declared effective.

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

     In early October 1999, Play Co. loaned $200,000 to Shopnet.com, Inc. ("Shopnet") and $50,000 to Breaking Waves, Inc. ("BWI"), both of which entities are affiliated with Play Co. The loans carry interest at 9% and are due in March 2000.

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

     On November 29, 1999, Play Co. loaned Shopnet $400,000 under a Demand Promissory Note ("Demand Note") bearing an interest rate of nine percent per annum. The Demand Note required a principal repayment of $100,000 plus accrued interest on January 30, 2000 and requires that the balance be paid on April 30, 2000. The January 30, 2000 payment was remitted as agreed.

     The holders of Play Co.'s convertible subordinated debentures have informed Play Co. that they plan to convert $650,000 of the subordinated debt into Play Co.'s Series E Preferred Stock. Play Co. expects this conversion to occur prior to its March 31, 2000 fiscal year end.

     Play Co. anticipates, based on currently proposed plans and assumptions relating to its operations, that the proceeds of the Offering will be sufficient to satisfy its contemplated cash requirements for at least 12 months.

Year 2000 Update

     Subject to continued monitoring of third party suppliers, the Company's year 2000 program ("Program") is complete; no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 190 and the year 2000. All of the Company's business computer systems are year 200 ready.

Trends Affecting Liquidity, Capital Resources and Operations:

     Play Co. believes that its same store sales showed a decline after a period of two years of continuous increases (in the fiscal years ended March 31, 1998 and March 31, 1999) because in the nine month period ended December 31, 1999, the flow of allocated "hot" selling merchandise was spread over 25% more stores. This shortfall in allocated or "hot" selling inventory is a result of the current credit lines that Play Co. has with some of its vendors. Play Co. is working to increase its lines of credit with its vendors to more adequately address not only the past growth but its expected future growth as well. As noted above, Play Co. has recently significantly strengthened its balance sheet by raising approximately $25 million in additional equity, which should result in expanded lines of credit with its trade vendors.

     Play Co. believes that its growth and the availability of "hot" or allocated merchandise within certain sectors of its core business - such as action figures, video games, and collector plush - could have an impact on continuing store sales in the future. It is working diligently to address this issue.

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

Inflation and Seasonality:

     The impact of inflation on Play Co.'s results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time. Play Co.'s operations are highly seasonal with approximately 30-40% of its net sales historically falling within its third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make its third quarter sales an even greater percentage of the total year's sales.

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

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Form 10-QSB for the quarter ended December 31, 1999:

        27.1           Financial Data Schedule

(b) During the quarter ended December 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 28th day of February 2000.

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