Form 10KSB
period 2000-03-31
UNITED TEXTILES & TOYS INC
filed 2000-07-27
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                                    Delaware                                                     13-3626613
-----------------------------------------------------------------------         --------------------------------------------
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

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Registrant's revenues for its fiscal year ended March 31, 2000 were $814 .

         The aggregate market value of the voting stock on July 24, 2000 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $58,698 based upon the closing price for such Common Stock on said date ($.06), as reported by a market maker. On such date, there were 4,550,234 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

     The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties, including , but not limited to instability of revenues, future losses, decrease in subsidiary's same store sales and unpredictable operating results. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock give effect to the 1 for 10 reverse stock split effected in March 1997.

General

     United Textiles & Toys Corp. (formerly known as Mister Jay Fashions International, Inc.) (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities.

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

Ownership of the Company

     At fiscal year end March 31, 2000, 3,571,934 (or 78.5%) of the Company's shares of Common Stock were owned by Multimedia, the Company's parent. The president, chief executive officer, and a director of Multimedia is Ilan Arbel who is also the president, chief executive officer and a director of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994. It is owned approximately 62% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a Liechtenstein trust, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company.

         The  following  chart  depicts  the  Company's   approximate  ownership
structure:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (>50%) American Telecom PLC (80%)    ABC Fund, Ltd. (>50%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.0%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (79.0%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.



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

Recent Developments

     At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, the Company has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended.

     The Company will resume accounting for the investment in Play Co. under the equity method when Play Co. subsequently reports net income and the net income exceeds the Company's accumulated share of Play Co.'s net losses not recognized during the period of discontinuance of the equity method.

     In January 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc. ("Multimedia"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.028 per share ($0.01 above the closing price on December 31, 1997) represented a conversion into equity of a $1,000,000 loan owned by the Company to Multimedia. As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia.

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and a Director of U.S. Stores.

     After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia's common stock, or 62% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on July 18, 1997. The Company's President is also President and a Director of American Telecom. After this transaction, American Telecom
effectively   obtained   beneficial  voting  control  of  the  Company.

     In April 1998, American Telecom exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britian. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC and the Company.

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

                                                                 Common Stock (1) (2)
                    Calendar Period                            Low                  High

                         1998

         01/01/98 - 03/31/98                                  0.27                    0.75
         04/01/98 - 06/30/98                                  0.25                    0.30
         07/01/98 - 09/30/98                                  0.20                    0.40
         10/01/98 - 12/31/98                                  0.15                    0.21

                       1999

         01/01/99 - 03/31/99                                  0.15                    0.25
         04/01/99 - 06/30/99                                  0.22                    0.37
         07/01/99 - 09/30/99                                  0.25                    0.69
         10/01/99 - 12/31/99                                  0.25                    1.38

                       2000

         01/01/00 - 03/31/00                                  0.25                    1.47
         04/01/00 - 07/24/00                                  0.06                    0.47
         ----------------------------------

     (1) Reflects the 1 for 10 reverse stock split effected in March 1997.

     (2) The Company's Common Stock was delisted from the Nasdaq SmallCap Stock Market on August 28, 1997.

         As of July 24, 2000, there were approximately 15 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,600 additional beneficial owners of shares of Common Stock held in street name. As of July 24, 2000, the number of outstanding shares of the Company's Common Stock was 4,550,234.

Recent Sales of Unregistered Securities

         The Company sold no unregistered securities during the fiscal year ended March 31, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:


                                                                    2000                  1999
                                                                                       (Restated)

     Balance Sheet Data:

     Working capital (deficiency)                                    $  (155,588)          $  (49,904)
     Total assets                                                        210,880              216,629
     Total current liabilities                                           206,735               76,392
     Stockholders' equity                                                  4,145              140,237

     Operating Data:

     Net sales                                                        -                     -
     Cost of sales                                                    -                     -
     Total operating expenses                                            136,906              237,877
     Net income (loss)                                                  (136,092)            (567,473)
     Income (loss)  per common share                                  $     (.03)
                                                                                                (0.12)
     Weighted average shares outstanding                               4,550,234            4,550,234
     ------------------------------------------------------

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

     For the year ended March 31, 2000 compared to the year ended March 31, 1999

     Operating expenses were $136,906 for the year ended March 31, 2000 as compared to $237,877 for the year ended March 31, 1999. This represented a decrease of $100,971 or 42%. The decrease can be attributed to a cessation of operations as of March 31, 1998.

     The Financial statements for the year ended March 31, 1999 contain certain restatements of amounts previously reported.

     These restatements were the result of the Company's decision to deconsolidate the accounts of Play Co. as of March 31, 2000. At March 31, 1999, the Company's percentage of ownership in Play Co. was 45.2%. Although the Company at that date owned less than 51% of Play Co.'s outstanding common stock, the Company still exercised prerogative of control over Play Co. and consolidated the accounts of Play Co. into the Company.

     At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, the Company has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended.

     The Company will resume accounting for the investment in Play Co. under the equity method when Play Co. subsequently reports net income and the net income exceeds the Company's accumulated share of Play Co.'s net losses not recognized during the period of discontinuance of the equity method.

     The Company's investment in Play Co. at cost at March 31, 1999 was $383,986. The Company's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 1999. For the year ended March 31, 2000, the Company's allocable share of Play Co.'s net loss was $3,439,321.

Liquidity and Capital Resources

     At March 31, 2000, working capital deficit was $155,588 as compared to a working capital deficit of $49,904 as of March 31, 1999. This change in working capital is mainly due to the Company not recording any operating revenues as a result of the cessation of operation as of March 31, 1998..

     For the year ended March 31, 2000, operating activities used funds of $26,992 as compared to the year ended March 31, 1999 in which $198,375 was used by operating activities. This decrease in funds used by operating activities was due primarily to increases in accounts payable and accrued expenses at March 31, 2000.

     Play Co. used $3,324 in investing activities for the year ended March 31, 2000 as compared to providing $75,918 for the year ended March 31, 1999. The decrease is due primarily to a decrease in officer loans repayment.

     Financing activities generated funds of $30,408 during the year ended March 31, 2000 as compared to a generation of $112,723 in funds during the year ended March 31, 1999. The primary element in the generation of financing funds was the repayment of funds from affiliated companies.

Trends Affecting Liquidity, Capital Resources and Operations

     Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

Year 2000

     The Company in 1999 upgraded its computer system by installing a year 2000 upgrade to its software.

     Although the Company has not experienced any problems related to the year 2000 issues, the possibility still exists that such problems might arise during the calendar year. However, the effect, if any, of year 2000 problems on the Company's results of operations cannot be estimated with any degree of certainty if the Company or its affiliated companies, or service providers are not fully compliant.

ITEM 7. FINANCIAL STATEMENTS

                  See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

       Name                          Age                  Position

       Ilan Arbel                    48                   Chief Executive Officer, President, and Director

       Rivka Arbel                   47                   Vice President and Director

       Allean Goode                  68                   Secretary, Treasurer,  and Director

       Moses Mika                    81                   Director


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

     Ilan Arbel has been the president, chief executive officer, and a director of the Company since 1991. Mr. Arbel was the president, chief executive officer, and a director of Atoys from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his directorship, until July 1996. Mr. Arbel was the president, secretary, and a director of Multimedia from inception until June 12, 1995. He was reelected a director in August 1995 and president in May 1996. Since its inception, in February 1997, Mr. Arbel has been the president and a director of U.S. Apparel. From May 1993 to April 1997, Mr. Arbel was a director of the Company (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has B.A. degrees in Economics, Business, and Finance.

     Moses Mika was appointed director of the Company in March 1998. He has been a director of the Company since March 1998 and a director of Toys since May
1998. Mr. Mika is the president of H.D.S. Capital Corp. and the majority shareholder of European Ventures Corp. Mr. Mika has been retired since 1989.

     Allean Goode has been secretary, treasurer, and a director of the Company since September 1992. Ms. Goode was appointed secretary and treasurer of Multimedia in March 1998. Ms. Goode was assistant secretary of the Company from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for the Company Ms. Goode was secretary, treasurer, and a director of Atoys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as office manager and bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

     Rivka Arbel has been a director of the Company since September 29, 1992. Since March 1996, she has been a vice president of the Company Since 1986, Ms. Arbel has been president and a director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms. Arbel is the sister-in-law of Ilan Arbel, the Company's president and chief executive officer.

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

     No person (a "Reporting Person") who during the fiscal year ended March 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock (which are the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934), failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except as follows: (i) Ilan Arbel, (ii) Rivka Arbel,
(iii) Allean Goode, (iv) Moses Mika , (v) Multimedia, (vi) American Telecom PLC,
(vii) U.S. Stores Corp., and (viii) Europe American Capital Foundation. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 1999, 1998, and 1997 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                                      Compen-sation

Ilan Arbel (2)
  President,  CEO,
 and Director             2000      $39,000         --              --             --             --            --            --
                          1999           --         --              --             --             --            --            --
                          1998           --         --              --             --             --            --            --

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 24, 2000 (on which date there were 4,550,235 shares outstanding), by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:

------------------------------------------------------- ----------------------------------- ------------------------------------
                   Name and Address                              Number of Shares                 Percent of Common Stock
                 of Beneficial Owner                           Beneficially Owned1                  Beneficially Owned2
                 -------------------                           ------------------                   ------------------

------------------------------------------------------- ----------------------------------- ------------------------------------
Multimedia Concepts International, Inc.
1385 Broadway, Suite 814
New York, New York  10018                                           3,571,429                              78.5%
------------------------------------------------------- ----------------------------------- ------------------------------------
Ilan Arbel (3)
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                            3,571,429                              78.5%
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------
U.S. Stores Corp.(4)
1385 Broadway, Suite 814
New York, New York  10018                                           3,694,579                              81.2%
------------------------------------------------------- ----------------------------------- ------------------------------------
American Telecom, PLC (5)
8-13 Chiswell Street
London EC 1Y 4UP                                                    3,694,579                              81.2%
------------------------------------------------------- ----------------------------------- ------------------------------------
Europe American Capital Foundation (6)
Box 47
Tortola British Virgin Islands                                      4,114,579                              90.4%
------------------------------------------------------- ----------------------------------- ------------------------------------
Allean Goode
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                --                                  --
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Rivka Arbel
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                --                                  --
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Moses Mika
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                --                                  --
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Officers and Directors as a Group                                                                          78.5%
(4 persons)                                                         3,571,429
------------------------------------------------------- ----------------------------------- ------------------------------------

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

     (3) Ilan Arbel is the president and a director of each of Multimedia, a publicly traded company which is the parent of the Company (owning 78.5% of same) and U.S. Stores Corp., a private company which is the parent of Multimedia (owning 62% of same).

     (4) U.S. Stores Corp. is the parent of Multimedia, owning 62% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by Multimedia. U.S. Stores Corp. also owns 123,150 shares of the Company's Common Stock in street name.

     (5) American Telecom, PLC is a British corporation and the parent of U.S. Stores Corp., owning 100% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by U.S. Stores Corp.

     (6) EACF is a Liechtenstein trust and the parent of American Telecom, PLC, owning 80% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by American Telecom, PLC. EACF is also the record owner of 420,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Multimedia Concepts International, Inc.

         On January 2, 1998, the Company issued 3,571,429 shares of its Common Stock to its parent, Multimedia, a company of which the Company's president is president and a director, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) as payment for $1 million loaned by Multimedia to the Company. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of Common Stock of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994. Multimedia is owned approximately 62% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by ATPLC, a British public corporation, which is owned approximately 80% by EACF, Liechtenstein trust, which is the parent corporation also of Frampton and ABC, entities affiliated with the Company under common control.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 7:

         Balance Sheets as of March 31, 2000 and March 31, 1999                                         F-2
         Statements of Operations for the years ended March 31, 2000
         and March 31, 1999                                                                             F-4
         Statement of Changes in Stockholders' Equity for the years
         ended March 31, 2000 and March 31, 1999                                                        F-5
         Statements of Cash Flows for the years ended March 31, 2000
         and March 31, 1999                                                                             F-6
         Notes to Financial Statements                                                                  F-7

     (b) During its last fiscal 2000 quarter, the Company filed no Forms 8-K.

     (c) All exhibits, except those designated with an asterisk (*), which are filed herewith, have previously been filed with the Commission either in connection with the Company's Registration Statement on Form SB-2, under file No. 33-55548-NY or as indicated by the reference herein and, pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of July 2000.


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



/s/Ilan Arbel                               Chief Executive Officer,            7/24/00
Ilan Arbel                                  President, and Director             Date


/s/Allean Goode                             Secretary, Treasurer, and           7/24/00
Allean Goode                                Director                            Date


/s/Moses Mika                               Director                            7/24/00
Moses Mika                                                                      Date

/s/Rivka Arbel                              Vice President and Director         7/24/00
Rivka Arbel                                                                     Date

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)



                                TABLE OF CONTENTS

                        March 31, 2000 and March 31, 1999


                                                                                                Page

Report of Independent Certified Public Accountant                                                F-1

Financial Statements:

         Balance Sheets as of March 31, 2000 and March 31, 1999  (restated)                      F-2

         Statements of Operations for the years ended March 31, 2000
         and March 31, 1999 (restated)                                                           F-4

         Statement of Changes in Stockholders' Equity for the two years
         in the period  ended March 31, 2000                                                     F-5

         Statements of Cash Flows for the years ended March 31, 2000
         and March 31, 1999 (restated)                                                           F-6

Notes to Financial Statements                                                                    F-7


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




Board of Directors United Textiles & Toys Corp.


We have audited the accompanying balance sheets of United Textiles & Toys Corp. (A subsidiary of Multimedia Concepts International, Inc.) as of March 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

As discussed in Note 7, the Company restated its previously issued 1999 financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Textiles & Toys Corp. at March 31, 2000 and March 31, 1999, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.



Melville, New York


July 20, 2000

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  BALANCE SHEET
                     As of March 31, 2000 and March 31, 1999

                                                                                         March 31,             March 31,
                                                                                            2000                  1999
                                                                                     -------------------    -----------------
                                                                                                               (Restated)
                                                                                                                (Note 7)

                                                           ASSETS

CURRENT ASSETS:
  Cash                                                                               $              750     $            658

  Accounts receivables-net                                                                            -               20,242
  Prepaid expenses and other current assets                                                       5,689                5,588
  Investment in affiliated companies (Note 1)                                                    44,708                   -
                                                                                                 ------               ------
                                                                                                            -
Total current assets                                                                             51,147               26,488
                                                                                                 ------               ------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment                                                              38,152               38,152
  Accumulated depreciation on furniture, fixtures and equipment                                 (38,152)             (38,152)
                                                                                                 ------               ------
  Furniture, fixtures and equipment - Net
                                                                                                      0                    0
                                                                                                 ------               ------

OTHER ASSETS
  Due from affiliates                                                                           152,513              182,921
  Deposits and other assets                                                                       7,220                7,220
                                                                                                 ------               ------
  Total other assets                                                                            159,733              190,141
                                                                                                 ------               ------


          Total Assets                                                                       $  210,880       $      216,629
                                                                                                 ======               ======



     The accompanying notes are an integral part of these consolidated financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  BALANCE SHEET
                     As of March 31, 2000 and March 31, 1999

                                                                                         March 31,                 March 31,
                                                                                            2000                     1999
                                                                                  -------------------------    ------------------
                                                                                                                  (Restated)
                                                                                                                   (Note 7)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $ 53,062                      $  7,524

  Accrued expenses and other current liabilities                                           75,228                        31,807

  Due to Officer                                                                           78,445                        37,061
                                                                                           ------                        ------
          Total current liabilities
                                                                                          206,735                        76,392
                                                                                           ------                        ------
          Total liabilities                                                               206,735                        76,392
                                                                                           ------                        ------

STOCKHOLDERS' EQUITY:
Common stock,  $.01 par value;  10,000,000 shares  authorized,  4,550,234 shares issued and  outstanding  at March 31,  2000 and  4,550,234  shares  issued and
  outstanding at March 31, 1999                                                             4,550                         4,550
  Additional paid-in capital                                                            8,142,281                     8,142,281
  Retained earnings (Deficit)                                                          (8,142,686)                   (8,006,594)
                                                                                       -----------                   -----------


          Total stockholders' equity                                                        4,145                       140,237
                                                                                       -----------                   -----------


          Total liabilities and stockholders' equity                                      210,880                     $ 216,629
                                                                                       ===========                   ===========







     The accompanying notes are an integral part of these consolidated financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS

                                                                                                   For the Years Ended
                                                                                         -------------------------------------------
                                                                                             March 31,                March 31,
                                                                                                2000                     1999
                                                                                         -------------------     -------------------
                                                                                                                      (Restated)
                                                                                                                       (Note 7)




Operating expenses:
  Operating expenses                                                                         $   136,906              $  237,877
                                                                                                 -------                 -------
          Total operating expenses                                                               136,906                 237,877
                                                                                                 -------                 -------

Operating income (loss)                                                                         (136,906)               (237,877)
Other income:
          Interest and other income                                                                  814                  54,390
                                                                                                 -------                 -------
Net loss before loss on investment in subsidiary                                                (136,092)               (183,487)
                                                                                                 -------                 -------
Loss on investment in subsidiary                                                                       -                (383,986)
                                                                                                 -------                 -------

Net loss                                                                                     $  (136,092)            $  (567,473)
                                                                                                =========               =========


Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and share equivalent                               $      (.03)            $      (.12)
                                                                                                =========               =========

Weighted average number of common shares outstanding                                            4,550,234               4,550,234
                                                                                                =========               =========

























     The accompanying notes are an integral part of these consolidated financial statements

                          UNITED TEXTILES & TOYS CORP.
             (A Subsidiary Multimedia Concepts International, Inc.)

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                                                                                           Additional
                                                            Common Stock                     Paid-In              Accumulated
                                                     Shares              Amount              Capital                Deficit
                                                 ----------------    ---------------    ------------------    ---------------------

Balance, March 31, 1998                              4,550,234       $      4,550        $    8,142,281       $      (7,439,121)

Net loss for the year ended
   March 31, 1999 (Note 7 )
                                                                                                                       (567,473)
                                                 ----------------    ---------------    ------------------    ---------------------

Balance, March 31, 1999                              4,450,234              4,550             8,142,281              (8,006,594)

Net loss for the year ended
   March 31, 2000
                                                                                                                       (136,092)
                                                 ---------------- -- --------------- -- ------------------ -- ---------------------
                                                     4,450,234       $      4,550        $    8,142,281        $      8,142,686














     The accompanying notes are an integral part of these consolidated financial statements.

                           UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                                           For the Years Ended
                                                                                          March 31,    March 31,
                                                                                            2000         1999
                                                                                          ---------   ----------
                                                                                                      (Restated)
                                                                                                        (Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................................................    (136,092)    (567,473)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Equity in loss of subsidiary ......................................................
                                                                                              --        383,986
Changes in assets and liabilities:
  Decrease in Accounts Receivable ....................................................      20,242
                                                                                                         37,578
  Increase (decrease) in prepaid expenses and other current assets ...................        (101)        --
  Increase (decrease) in accounts payable ............................................      45,538        6,914
  Increase (decrease) in accrued expenses and other liabilities ......................      43,421      (59,380)
                                                                                         ---------    ---------
          Total adjustments ..........................................................     109,100      369,098
                                                                                         ---------    ---------
          Net cash provided (used) by operating activities ...........................     (26,992)    (198,375)
                                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries ........................................................      (44,708)    (100,000)
  Loans (made to) officer ............................................................      41,384      175,918
                                                                                         ---------    ---------
          Net cash (used for) investing activities ...................................      (3,324)      75,918
                                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans and advances - affiliates
                                                                                            30,408      112,723
                                                                                         ---------    ---------
          Net cash provided by (used for) investing activities
                                                                                            30,408      112,723
                                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH ......................................................          92       (9,734)
                                                                                         ---------    ---------
Cash, beginning of period ............................................................         658       10,392
                                                                                         ---------    ---------
Cash, end of period
                                                                                         $     750    $     658
                                                                                         =========    =========
Supplemental disclosure of cash flow information:
Interest paid                                                                            $       -    $       -
                                                                                         =========    =========
Taxes paid ...........................................................................   $   2,152    $   2,150
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

     Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys"). Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co.'s shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys to spin-off (the "Spin-off Distribution") the Play Co. common shares owned by American Toys to American Toy's stockholders. The Spin-off Distribution was effected in August 1996.

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

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

     European Ventures Corp. ("EVC"): Parent company of Shopnet.com. Ilan Arbel is the president. Moses Mika is the majority shareholder.

     Shopnet.com ("Shopnet"): The chairman of the Company is the president and a director of Shopnet.

     Breaking Waves, Inc. ("BWI"): This entity is a wholly owned subsidiary of Shopnet, and also owns 11% of the Company's common stock (Note 12). The president of BWI is also the chairman of the board of the Company and a relative of Ilan Arbel.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  DESCRIPTION OF COMPANY (continued)

     Nature of Relationship with Affiliates (continued):

     The following chart graphically  depicts the Company's  ownership structure

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (100%) American Telecom PLC (80%)    ABC Fund, Ltd. (100%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.0%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.




Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


                  a.       Use of Estimates:

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

                  b.       Concentration of Credit Risk:

                           Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and affiliated company receivables.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  b.       Concentration of Credit Risk (continued):

                           The Company maintains, at this time, deposits in federally insured financial institutions.

                  c.       Fair value of Financial Instruments:

                           The carrying amount of the Company's financial instruments, consisting of cash, accounts receivable, accounts payable and borrowings that approximate their fair value.

                  d.       Fixed Assets and Depreciation:

                           Furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives (3 years) of the related assets. Maintenance and repairs are charged to operations as incurred.


                  e.       Statements of Cash Flows:

                           For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                  f.       Income Taxes:

                           The Company accounts for income taxes in accordance with Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized upon the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                  g.       Net Loss Per Share:

                           During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 123, "Earnings Per Share," which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the year ended March 31, 2000, there is no difference between basic and diluted loss per common share.

                           The following  summarizes the components of the basic
                           and   diluted   loss  per  common   share  and  share
                           equivalents:


                                                                                         Years Ended March 31,
                                                                                        2000             1999
                                                                                                     (Restated)
                                                                                                       (Note 7)

         Net loss applicable to common shares                                       $   (.03)     $       (.12)
                                                                                    =========     =============


                  h.       Impairment of Long-Lived Assets:

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  i.       Effect of New Accounting Pronouncements:

                           In  June  1997,   the  FSAB   issued  SFAS  No.  130,
                           "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 without impact to the financial statements for either of the years ended March 31, 1999 or 1998.

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

     On January 20, 1998, U.S. Stores acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's president is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of Multimedia's common stock, or 62%, of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on July 18, 1997. The Company's President is also President and a Director of American Telecom. After this transaction, American Telecom effectively obtained beneficial voting control of the Company.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.           INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                  (continued):

     In April 1998, American Telecom exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC and the Company.


Note 4.  FIXED ASSETS

                  Fixed assets consisted of the following:

                                                                                March 31
                                                              -----------------------------------
                                                                        2000                     1999
                                                                        ----                     ----


                  Furniture, fixtures and equipment            $           38,152             $   38,152
                  Less: Accumulated depreciation and
                  amortization                                            (38,152)               (38,152)
                                                                          --------               --------
                                                               $             --               $     --
                                                                          ========               ========


Note 5.  INCOME TAXES

     The Company has available at March 31, 2000, for federal income tax purposes, a net operating loss carryforward of approximately $4,013,000 and approximately $4,073,000 for state income tax purposes. The Federal and state NOLs are available to offset future taxable income and expire at various times through September 30, 2011. For Federal and state tax purposes, the Company's tax year ends on September 30th.

Note 6.  COMMITMENTS AND CONTINGENCIES

     Operating Leases:

     The Company, until June 1999, occupied space at 1410 Broadway, New York, NY where it shared office space with its parent, Multimedia. It vacated these premises and relocated along with Multimedia to 1385 Broadway, New York,

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. COMMITMENTS AND CONTINGENCIES (continued):

     Operating Leases (continued):

     NY. U.S. Apparel Corp, a wholly owned subsidiary of Multimedia is the prime tenant on the lease and has allowed the Company and its parent, Multimedia, to occupy space on a rent-free basis.

     Year 2000:

     The Company in 1999 upgraded its computer system by installing a year 2000 upgrade to its software.

     Although the Company has not experienced any problems related to the year 2000 issues, the possibility still exists that such problems might arise during the calendar year. However, the effect, if any, of year 2000 problems on the Company's results of operations cannot be estimated with any degree of certainty if the Company or its affiliated companies, or service providers are not fully compliant.

Note 7.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

     The Financial statements for the year ended March 31, 1999 contain certain restatements of amounts previously reported.

     These restatements were the result of the Company's decision to deconsolidate the accounts of the Company as of March 31, 2000. At March 31, 1999, the Company's percentage of ownership in the Company was 45.2%. Although the Company at that date owned less than 51% of the Company's outstanding common stock, the Company still exercised prerogative of control over the Company and consolidated the accounts of the Company into the Company.

     At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, the Company has elected to deconsolidate the accounts of the Company, and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company will resume accounting for the investment in Play Co. under the equity method when Play Co. subsequently reports net income and the net income

Note 7.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued):

exceeds the Company's accumulated share of Play Co.'s net losses not recognized during the period of discontinuance of the equity method.

     The Company's investment in Play Co. at cost was $383,986. The Company's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 1999. For the year ended March 31, 2000, the Company's allocable share of Play Co.'s net loss was $3,439,321.