Form 10QSB
period 2000-06-30
UNITED TEXTILES & TOYS INC
filed 2000-08-10
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                                  13-3626613
------------------------------------                           ----------------------------------
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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of July 31, 2000.

                          UNITED TEXTILES & TOYS CORP.
           (A Subsidiary of Multimedia Concepts International, Inc.)

                                TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION                                                                   Page
                                                                                                                    Number

Item 1.             FINANCIAL STATEMENTS
                    Balance Sheets as of  June 30, 2000 (unaudited)
                    and March 31, 2000.                                                                                 3-4

                    Statements of Operations (unaudited) for the Three Months Ended June 30, 2000 and
                    1999 (restated).                                                                                      5

                    Statements  of Cash Flows  (unaudited)  for the Three Months
                    Ended June 30, 2000 and 1999 (restated).                                                              6

                    Notes to Financial Statements                                                                       7-8

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS             9-10

PART II.            OTHER INFORMATION                                                                                    11





                          UNITED TEXTILES & TOYS CORP.
           (A Subsidiary of Multimedia Concepts International, Inc.)

                                 BALANCE SHEETS
                     As of June 30, 2000 and March 31, 2000

                                                                      June 30,   March 31,
                                                                       2000        2000

                                                           ASSETS

  CURRENT ASSETS:
  Cash ........................................................      $  712    $     750
  Prepaid expenses and other current assets ...................       5,689        5,689
  Investment in affiliated companies ..........................      44,708       44,708
                                                                  ---------    ---------
Total current assets ..........................................      51,109       51,147
                                                                  ---------    ---------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................      38,152       38,152
  Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                  ---------    ---------

  Furniture, fixtures and equipment - Net
                                                                          0            0
                                                                  ---------    ---------

OTHER ASSETS
  Due from affiliates .........................................     130,213      152,513
  Deposits and other assets ...................................       7,220        7,220
                                                                  ---------    ---------

  Total other assets ..........................................     137,433      159,733
                                                                  ---------    ---------


          Total Assets ........................................   $ 188,542    $ 210,880
                                                                  =========    =========

                          UNITED TEXTILES & TOYS CORP.
           (A Subsidiary of Multimedia Concepts International, Inc.)

                                 BALANCE SHEETS
                     As of June 30, 2000 and March 31, 2000

                                                              June 30, March 31,
                                                                       2000 2000
                                    ------------------------- ------------------


                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable ............................................................       $52,231    $    53,062

  Accrued expenses and other current liabilities ..............................        75,228         75,465

  Due to Officer ..............................................................        84,287         78,445

          Total current liabilities ...........................................       211,983        206,735
                                                                                   ----------    -----------

          Total liabilities ...................................................       211,983        206,735

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value;  10,000,000 shares
 authorized, 4,550,234 shares issued and outstanding
 at March 31, 2000 and 4,550,234 shares issued and
 outstanding at March 31, 1999                                                          4,550          4,550
  Additional paid-in capital ..................................................     8,142,281      8,142,281
  Retained earnings (Deficit) .................................................    (8,170,272)    (8,142,686)
                                                                                   ----------    -----------


          Total stockholders' equity
                                                                                      (23,441)         4,145
                                                                                  -----------    -----------

          Total liabilities and stockholders' equity ..........................    $  188,542    $   210,880
                                                                                  ===========    ===========

                          UNITED TEXTILES & TOYS CORP.
           (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                          June 30,      June 30,
                                                                            2000          1999
                                                                                       (Restated)
                                                                                        (Note 4)

Operating expenses:
  Operating expenses ...............................................   $     27,689   $    37,355
                                                                       ------------   -----------
          Total operating expenses .................................         27,689        37,355
                                                                       ------------   -----------
Operating income (loss) ............................................        (27,689)      (37,355)

Other income:
          Interest and other income
                                                                                103          --
                                                                       ------------   -----------
Net loss ...........................................................   $    (27,586)  $   (37,355)
                                                                       ============   ===========


Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and share equivalent .....   $      (.01)         (.01)
                                                                       ============   ===========

Weighted average number of common shares outstanding ...............      4,550,234     4,550,234
                                                                       ============   ===========


                          UNITED TEXTILES & TOYS CORP.
           (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                           Three Months Ended
                                                                                           June 30,    June 30,
                                                                                             2000        1999
                                                                                                      (Restated)
                                                                                                       (Note 4)
    CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................................   $(27,586)    $(37,355)
                                                                                          ---------    ---------
Adjustments  to reconcile  net loss to cash (used)  provided  for  operating
Activities: Changes in assets and liabilities:
   Increase (decrease) in prepaid expenses and other current assets                           --           (101)
   Increase (decrease) in accounts payable
                                                                                              (831)         --
   Increase (decrease) in accrued expenses and other liabilities                               237           13
                                                                                          ---------    ---------
          Total adjustments                                                                   (594)         (88)
                                                                                          ---------    ---------
          Net cash provided (used) by operating activities
                                                                                           (28,180)     (37,443)
                                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans and exchanges                                                                       5,842       15,408
                                                                                          ---------    ---------
          Net cash (used for) investing activities
                                                                                             5,842       15,408
                                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                                                            22,300       21,600
                                                                                          ---------    ---------
   Loans and advances - affiliates                                                          22,300       21,600
                                                                                          ---------    ---------
          Net cash provided by (used for) investing activities                                 (38)        (435)
                                                                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH

Cash, beginning of period                                                                      750          658
                                                                                          ---------    ---------
Cash, end of period                                                                       $    712          223
                                                                                          =========    =========
Supplemental disclosure of cash flow information:
Interest paid                                                                             $     --     $     --
                                                                                          =========    =========
Taxes paid                                                                                $     --     $     --
                                                                                          =========    =========


                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 2000 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission.

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

NOTE 3 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 3 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:
                        (continued)

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

NOTE 4 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The Financial  statements  for the three months ended June 30,
                  1999  contain  certain   restatements  of  amounts  previously
                  reported.

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS

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

For the three months ended June 30, 2000 compared to the three months ended June 30, 1999 (restated):

         Consolidated operating expenses were $27,689 as compared to $37,355 restated for the three months ended June 30, 1999. This decrease of $9,666, or 26%, was primarily due to management's commitment to reducing operating expenses.

         For the three months ended June 30, 2000, the Company reported a consolidated net loss of $27,586, or basic loss per share of .01, as compared to a restated net loss of $37,355, or a basic loss per share of $.01 for the three months June 30, 1999. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended June 30, 2000 and June 30, 1999.

Liquidity and Capital Resources

         At June 30, 2000, the Company reported cash and cash equivalents of $712 , working capital of $160,874, and stockholders' equity of $(23,441) as compared to cash and cash equivalents of $750, working capital deficit of $155,588, and stockholders' equity of $4,145 at March 1, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (CONTINUED)

              Trends Affecting Liquidity, Capital Resources and Operations

              Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of August 2000.


                                    UNITED TEXTILES & TOYS CORP.



                                    By:     /s/  Ilan Arbel
                                            ----------------------------
                                            Ilan Arbel
                                            President


                                    By:     /s/ Allean Goode
                                            ------------------
                                            Allean Goode
                                            Treasurer