Form 10QSB
period 2000-09-30
UNITED TEXTILES & TOYS INC
filed 2000-11-14
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
                 -----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                                  13-3626613
------------------------------------                           -------------------------------------------
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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of November 10, 2000.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                                      TABLE OF CONTENTS

PART I.             FINANCIAL INFORMATION                                                                      Page
                                                                                                              Number

Item 1.             FINANCIAL STATEMENTS

                    Balance Sheets as of  September 30, 2000 (unaudited)                                              3
                     and March 31, 2000.

                    Statement of Operations (unaudited) for the three and six
                     months ended September 30, 2000 and 1999.                                                        5

                    Statement of Cash Flows (unaudited) for the six
                     months ended September 30, 2000 and 1999.                                                        6

                    Notes to Financial Statements (unaudited)                                                         7

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                     10


                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)



                                 BALANCE SHEETS
                   As of September 30, 2000 and March 31, 2000

                                                                       Sept. 30,  March 31,
                                                                         2000       2000
(Unaudited) (Note 1)
                                     ASSETS

CURRENT ASSETS:
  Cash ..........................................................   $   4,366    $     750
  Prepaid expenses and other current assets .....................       5,689        5,689
  Investment in affiliated companies ............................           -       44,708
                                                                    ---------    ---------
  Total current assets ..........................................      10,055       51,147
                                                                    ---------    ---------

 FURNITURE, FIXTURES AND EQUIPMENT
    Furniture, fixtures and equipment ...........................      38,152       38,152
    Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                    ---------    ---------
    Furniture, fixtures and equipment - Net .....................           0            0
                                                                    ---------    ---------

OTHER ASSETS
  Due from affiliates ...........................................     136,321      152,513
  Deposits and other assets .....................................       7,220        7,220
                                                                    ---------    ---------
  Total other assets ............................................     143,541      159,733
                                                                    ---------    ---------

  Total Assets ..................................................   $ 153,596    $ 210,880
                                                                    =========    =========



     The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)


                                 BALANCE SHEETS
                   As of September 30, 2000 and March 31, 2000


                                                                               Sept. 30,     March 31,
                                                                                 2000           2000
                                                                              (Unaudited)     (Note 1)

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................................   $    47,839    $    53,062
  Accrued expenses and other current liabilities .........................       141,932         75,228
  Due to Officer .........................................................        76,495         78,445
                                                                             -----------    -----------

          Total current liabilities ......................................       266,266        206,735
                                                                             -----------    -----------

          Total liabilities ..............................................       266,266        206,735
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,234
   shares issued and outstanding at September 30, 2000 and March 31, 2000          4,550          4,550
  Additional paid-in capital .............................................     8,142,281      8,142,281
  Retained earnings (deficit) ............................................    (8,259,501)    (8,142,686)
                                                                             -----------    -----------

          Total stockholders' equity .....................................      (112,670)         4,145
                                                                             -----------    -----------

          Total liabilities and stockholders' equity .....................   $   153,596    $   210,880
                                                                             ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      For the Three Months Ended      For the Six Months Ended
                                                                        Sept. 30,       Sept. 30,      Sept. 30,      Sept. 30,
                                                                          2000            1999           2000           1999
                                                                       -----------    -----------    -----------    -----------
                                                                                        Restated                      Restated
                                                                                        (Note 4)                      (Note 4)

Operating expenses:
  Operating expenses ...............................................   $    70,222    $    37,822    $    97,911    $    75,176
  Interest expense .................................................        19,326           --           19,326           --
                                                                       -----------    -----------    -----------    -----------
         Total operating expenses ..................................        89,548         37,822        117,237         75,176
                                                                       -----------    -----------    -----------    -----------
Operating income (loss) ............................................       (89,548)       (37,822)      (117,237)       (75,176)

Other income:
         Interest and other income                                             319            310            421            310
                                                                       -----------    -----------    -----------    -----------
Net loss before loss on investment in ..............................       (89,229)       (37,512)      (116,816)       (74,866)
subsidiary                                                             -----------    -----------    -----------    -----------

Net loss ...........................................................   $   (89,229)   $   (37,512)   $  (116,816)   $   (74,866)
                                                                       ===========    ===========    ===========    ===========


Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and
share equivalent ...................................................   $      (.02)   $      (.01)   $      (.03)   $      (.02)
                                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding
                                                                         4,550,234      4,550,234      4,550,234      4,550,234
                                                                       ===========    ===========    ===========    ===========







     The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                                     Six Months Ended
                                                                                         -----------------------------------------
                                                                                             Sept. 30,             Sept. 30,
                                                                                               2000                   1999
                                                                                         ------------------    -------------------
                                                                                                                   (Restated)
                                                                                                                    (Note 4)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                              $ (116,816)            $  (74,866)
                                                                                         ------------------    -------------------
Adjustments  to  reconcile  net  loss  to cash  (used)  provided  for  operating activities:

Changes in assets and liabilities:
  (Decrease) in accounts receivable                                                                  -                    20,242
  (Increase) decrease in prepaid expenses and other current assets                                   -                      (101)
   Increase (decrease) in accounts payable                                                         (5,222)                   -
  Increase (decrease) in accrued expenses and other liabilities                                    66,704                 58,031
                                                                                         ------------------    -------------------
          Total adjustments                                                                        61,482                 78,172
                                                                                         ------------------    -------------------
          Net cash provided (used) by operating activities                                        (55,334)                 3,306
                                                                                         ------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans ( made to ) officer                                                                       (1,950)                41,511
   Investment in affiliated companies                                                              44,708                (44,708)
                                                                                         ------------------    -------------------
          Net cash (used for) investing activities                                                 42,758                 (3,197)
                                                                                         ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans and advances - Affiliates                                                                 16,192                (14,743)
                                                                                         ------------------    -------------------
          Net cash provided by (used for) investing activities                                     16,192                (14,743)
                                                                                         ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                     3,616                (14,634)
                                                                                         ------------------    -------------------

Cash, beginning of period                                                                             758                    658
                                                                                         ------------------    -------------------
Cash, end of period                                                                      $          4,366             $  (13,976)
                                                                                         ==================    ===================
Supplemental disclosure of cash flow information:
Interest paid                                                                            $            -         $            -
                                                                                         ==================    ===================
Taxes paid                                                                               $          1,856       $        21,152
                                                                                         ==================    ===================


     The accompanying notes are an integral part of these consolidated financial statements.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                September 30,2000
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended September 30, 2000 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission.

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 3 - INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.(continued)

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



NOTE 4 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The Financial statements for the three months ended September 30, 2000 contain certain restatements of amounts previously reported.

                  These restatements were the result of the Company's decision to deconsolidate the accounts of Play Co. as of March 31, 2000 and retroactively to March 31, 1999. At March 31, 1999, the Company's percentage of ownership in Play Co. was 45.2%. Although the Company at that date owned less than 51% of Play Co.'s outstanding common stock, the Company
                  still   exercised  prerogative  of control  over Play Co. and
                  consolidated the accounts of Play Co. into the Company.

                  At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, the Company has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. The report as of March 31, 1999 and September 30, 1999 have also been restated to reflect the deconsolidation of Play Co. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended.

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

Three months ended September 30, 2000 compared to three months ended   September
30, 1999


     Operating expenses were $70,222 for the three months ended September 30, 2000, as compared to $ 37,822 for the three months ended September 30, 1999. This increase of $32,400 or 86 %, was due primarily to the recognition of $27,632 in new penalties assessed by New York State for late filing of income taxes in prior years.

     The Company incurred interest expense of $19,326 in the three months ended September 30, 2000, as compared to $ 0 in the three months ended September 30, 1999. The recognition of interest expense was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

     For the three months ended September 30, 1999, the Company reported a net loss of $89,229 or basic earnings deficit per share of $.02 as compared to a restated net loss of $37,512, or a basic earnings deficit per share of $.01 for the three months ended September 30, 1999. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended September 30, 2000 and 1999.

Six months ended September 30, 2000 compared to six months ended September   30,
1999

     Operating expenses were $97,911 for the six months ended September 30, 2000, as compared to $75,176 for the six months ended September 30, 1999. This increase of $ 22,735 or 31%, was due to a new assessment by New York State of penalties on late filing of income taxes for prior years.

     The Company incurred interest expense of $19,326 in the six months ended September 30, 2000, as compared to $ 0 in the six months ended September 30, 1999. The recognition of interest expense was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (CONTINUED)




Results of Operations (continued)

     For the six months ended September 30, 2000, the Company reported a consolidated net loss of $116,816, or basic earnings deficit per share of $.03, as compared to a restated net loss of $74,866, or a basic earnings deficit per share of $.02, for the six months ended September 30, 1999. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the six months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

     At September 30, 2000, the Company reported cash and cash equivalents of $4,366, working capital deficit of $256,211, and stockholders' equity of $(112,670), reflecting the net loss of $116,816 for the six months ended September 30, 2000.

     At March 31, 2000, the Company reported cash and cash equivalents of $750, working capital deficit of $155,588, and stockholders' equity of $4,145.

     During the six month period ending September 30, 2000, the Company used $55,334 in cash from its operating activities, as compared to providing $3,306 from operating activities in the six month period ended September 30, 1999.

     The Company provided $42,758 of cash in investing activities during the six months ended September 30, 2000, compared to using $3,197 in the six months ended September 30, 1999.

     The Company generated $16,192 from its financing activities in the six month period ended September 30, 2000, as compared to using $14,743 in the six months ended September 30, 1999.

     As a result of the above factors, the Company has a net increase in cash of $3,616 in the six months ended September 30, 2000, compared to a net decrease in cash of $14,634 in the six months ended September 30, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (CONTINUED)


YEAR 2000 UPDATE

Subject to continued monitoring of third party suppliers, the Company's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.


Trends Affecting Liquidity, Capital Resources and Operations

     Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November 2000.


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