Form 10QSB
period 2000-12-31
UNITED TEXTILES & TOYS INC
filed 2001-02-14
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
                ------------------ -----------------------------
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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,236 shares outstanding as of February 12, 2000.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION                                                                   Page
                                                                                                                    Number

Item 1.             FINANCIAL STATEMENTS

                    Balance Sheets as of  December 31, 2000 (unaudited)
                    and March 31, 2000.                                                                            3

                    Statements of Operations (unaudited) for the Three and
                    Nine Months Ended December 31, 2000 and 1999 (restated).                                       5

                    Statements  of Cash Flows  (unaudited)  for the Three Months
                    Ended December 31, 2000 and 1999 (restated).
                                                                                                                   6
                    Notes to Financial Statements
                                                                                                                   7

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF  OPERATIONS                                                                     9

PART II.            OTHER INFORMATION                                                                              11

                                 BALANCE SHEETS
                   As of December 31, 2000 and March 31, 2000

                                                                 December 31,   March 31,
                                                                    2000          2000
                                                                  ---------    ---------
                                     ASSETS

  CURRENT ASSETS:
  Cash ........................................................   $     600    $     750
  Prepaid expenses and other current assets ...................       5,689        5,689
  Investment in affiliated companies ..........................           0       44,708
                                                                  ---------    ---------
Total current assets ..........................................       6,289       51,147
                                                                  ---------    ---------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................      38,152       38,152
  Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                  ---------    ---------
  Furniture, fixtures and equipment - Net .....................           0            0

OTHER ASSETS
  Due from affiliates .........................................     217,721      152,513
  Deposits and other assets ...................................       7,220        7,220
                                                                  ---------    ---------
  Total other assets ..........................................     224,941      159,733
                                                                  ---------    ---------


          Total Assets ........................................   $ 231,230    $ 210,880
                                                                  =========    =========




    The accompanying notes are an integral part of these financial statements

                                 BALANCE SHEETS
                   As of December 31, 2000 and March 31, 2000

                                                               December 31,    March 31,
                                                                   2000          2000
                                                              -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable ........................................   $    49,695    $    53,062

  Accrued expenses and other current liabilities
                                                                  142,995         75,228
  Due to Officer
                                                                  182,337         78,445
                                                              -----------    -----------

          Total current liabilities .......................       375,027        206,735
                                                              -----------    -----------
                                                                  375,027        206,735
                                                              -----------    -----------


STOCKHOLDERS' EQUITY:
 Common stock,  $.01 par value; 10,000,000 shares
    authorized, 4,550,234  shares issued and outstanding at
    December 31, 2000 and  March 31, 2000 .................         4,550          4,550
 Additional paid-in capital ...............................     8,142,281      8,142,281
 Retained earnings (Deficit) ..............................    (8,290,628)    (8,142,686)
                                                              -----------    -----------
          Total stockholders' equity ......................      (143,797)         4,145
                                                              -----------    -----------
          Total liabilities and stockholders' equity ......   $   231,230    $   210,880
                                                              ===========    ===========






    The accompanying notes are an integral part of these financial statements

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended     For the Nine Months Ended
                                                   ---------------------------    --------------------------
                                                     Dec. 31,         Dec. 31,     Dec. 31,        Dec. 31,
                                                       2000            1999          2000            1999
                                                    -----------    -----------    -----------    -----------
                                                                     Restated                      Restated
                                                                     (Note 4)                      (Note 4)

Operating expenses:
  Operating expenses ............................   $    31,429    $    26,610    $   129,340    $   101,786
  Interest expense ..............................          --             --           19,326           --
                                                    -----------    -----------    -----------    -----------
         Total operating expenses
                                                         31,429         26,610        148,666        101,786
                                                    -----------    -----------    -----------    -----------
Operating income (loss) .........................       (31,429)       (26,610)      (148,666)      (101,786)
Other income:
         Interest and other income
                                                            302            202            724            512
                                                    -----------    -----------    -----------    -----------

Net loss ........................................   $   (31,127)   $   (26,408)   $  (147,942)   $  (101,274)
                                                    ===========    ===========    ===========    ===========


Calculation of basic and diluted common share and
share equivalents:
Basic and diluted loss per common
share and share .................................   $     (.007)   $     (.006)   $     (.033)   $     (.022)
                                                    ===========    ===========    ===========    ===========

Weighted average number of common shares
outstanding .....................................     4,550,234      4,550,234      4,550,234      4,550,234
                                                    ===========    ===========    ===========    ===========



    The accompanying notes are an integral part of these financial statements
                                        5

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                For the Years Ended
                                                                              December 31,  December 31,
                                                                                2000            1999
                                                                               ---------    ---------
                                                                                            (Restated)
                                                                                             (Note 4)
    CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................   $(147,942)   $(101,274)
                                                                               ---------    ---------
Adjustments  to reconcile  net loss to cash (used)  provided  for  operating
Activities: Changes in assets and liabilities:
   Increase (decrease) in accounts receivable ..............................        --         20,242
   Increase (decrease) in prepaid expenses and other current assets ........        --           (101)
   Increase (decrease) in accounts payable .................................      (3,367)      44,708
   Increase (decrease) in accrued expenses and other liabilities                  67,767       35,711
                                                                               ---------    ---------
          Total adjustments
                                                                                  64,400      100,560
                                                                               ---------    ---------
          Net cash provided (used) by operating activities .................     (83,542)        (714)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in affiliated companies ......................................      44,708      (44,708)
                                                                               ---------    ---------
          Net cash (used for) investing activities .........................      44,708      (44,708)
                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans and exchanges- officers ...........................................     103,892       39,457
   Loans and advances - affiliates .........................................     (65,208)       6,057
                                                                               ---------    ---------
          Net cash provided by (used for) investing activities .............      38,684       45,514
                                                                               ---------    ---------
NET INCREASE (DECREASE) IN CASH ............................................        (150)          92

Cash, beginning of period ..................................................         750          658
                                                                               ---------    ---------
Cash, end of period ........................................................   $     600    $     750
                                                                               =========    =========
Supplemental disclosure of cash flow information:
Interest paid ..............................................................   $    --      $    --
                                                                               =========    =========
Taxes paid .................................................................   $    --      $    --
                                                                               =========    =========

    The accompanying notes are an integral part of these financial statements
                                        6

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended December 31, 2000 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission.

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

NOTE 3 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

                  On January 2, 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International Inc., ("Multimedia") a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia.

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

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

                  In  April  1998,   American  Telecom   exchanged  all  of  its
                  outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC.

NOTE 4 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The Financial statements for the three months ended December 31, 1999 contain certain restatements of amounts previously reported.

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

                  At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69% and has since been further reduced to 8.2% as of December 31, 2000. Accordingly, the Company has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended. Currently the losses in Play Co. exceed the investment which has been reduced to zero. Excess losses are being tracked by the Company.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


NOTE 4 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (Continued)

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

For the three months ended December 31, 2000 compared to the three months ended December 31, 1999 (restated):

         Operating expenses were $31,429 as compared to $26,610 restated for the three months ended December 31, 1999. This increase of $4,819, or 18.1%, was primarily due to the accruing of Corporate taxes in the current period.

         For the three months ended December 31, 2000, the Company reported a net loss of $31,127, or basic loss per share of .007, as compared to a restated net loss of $26,408, or a basic loss per share of $.006 for the three months December 31, 1999. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended December 31, 2000 and December 31, 1999.

For the Nine months ended December 31, 2000 compared to Nine months ended December 31, 1999

         Operating expenses were $129,340 for the nine months ended December 31, 2000, as compared to $101,786 for the nine months ended December 31, 1999. This increase of $27,554 or 27.1%, was due primarily to a new assessment by New York State of penalties on late filing of income taxes for prior years.

         The Company incurred interest expense of $19,326 in the nine months ended December 31, 2000, as compared to $0 in the nine months ended December 31, 1999. The recognition of interest expense was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

         For the nine months ended December 31, 2000, the Company reported a net loss of $147,942, or basic earnings deficit per share of $.033, as compared to a restated net loss of $101,274, or a basic earnings deficit per share of $.022, for the nine months ended December 31, 1999. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the nine months ended December 31, 2000 and 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (continued)


Liquidity and Capital Resources

         At December 31, 2000, the Company reported cash and cash equivalents of $600, working capital deficit of $368,738, and stockholders' equity of $(143,797) as compared to cash and cash equivalents of $750, working capital deficit of $155,588, and stockholders' equity of $4,145 at March 31, 2000.

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

Item 3.           Defaults Upon Senior Securities:   None

Item 4.           Submission of Matters to a Vote of Security Holders: None

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K:

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended September 30, 2000:

        27.1           Financial Data Schedule

     (b) During the quarter ended December 31, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of February, 2001.


                                    UNITED TEXTILES & TOYS CORP.


                                    By:     /s/ Ilan Arbel
                                            ----------------------------
                                            Ilan Arbel
                                            President


                                    By:     /s/ Allean Goode
                                            ----------------
                                            Allean Goode
                                            Treasurer