Form 10KSB
period 2001-03-31
UNITED TEXTILES & TOYS INC
filed 2001-07-16
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

         The Registrant's revenues for its fiscal year ended March 31, 2001 were $826.

         The aggregate market value of the voting stock on July 1, 2001 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $19,576 based upon the closing price for such Common Stock on said date ($.02), as reported by a market maker. On such date, there were 4,550,234 shares of Registrant's Common Stock outstanding.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

         The statements which are not historical facts contained in this Annual Report are forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in any forward looking statement. Unless otherwise indicated, all references to the number of our shares of common stock give effect to the 1 for 10 reverse stock split effected in March 1997.

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

         On January 2, 1998, the Company issued 3,571,429 shares of common stock, par value $0.01 per share (the "Common Stock"), to Multimedia Concepts International, Inc. ("Multimedia"), at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) as payment for $1 million loaned by Multimedia to the Company. Multimedia is a company of which Ilan Arbel (the Company's chief executive officer, president and a director) is also chief executive officer, president and a director. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of the Company's Common Stock.

Cessation of Business Operations

         On April 15, 1998, the Company ceased all operating activities.

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

Plan of Operations

         Although the Company at present does not have operating revenues, it is actively seeking to acquire ventures in a variety of fields that would lead to a resumption of operating activities.

         The Company's president, chief executive officer and a director has agreed to provide funding of cash requirements as may be necessary to sustain the Company's present activities for the next twelve months, on terms to be determined. Should the Company acquire a new venture, the Company will attempt to seek to raise capital.

         There can be no assurance that the Company will be successful in identifying and acquiring ventures leading to operating activities or that the Company will raise capital on acceptable terms, if at all.

         The Company is not currently engaged in any product research and development nor does it plan to be in the forthcoming twelve months.

         The Company does not plan to either acquire or sell any significant equipment in the forthcoming twelve months.

         The Company does not expect any significant changes in the number of its employees in the forthcoming twelve months.

Ownership of the Company

         At fiscal year end March 31, 2001, 3,571,429 (or 78.5%) of the Company's shares of Common Stock were owned by Multimedia, the Company's parent. The president, chief executive officer, and a director of Multimedia is Ilan Arbel who is also the president, chief executive officer and a director of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994 and is owned approximately 49% by U.S. Stores Corp., a New York corporation ("USSC"), a company of which Mr. Arbel is the president and a director. USSC is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a Liechtenstein trust.

         The following chart depicts the Company's approximate ownership structure as of March 31, 2001:

                       Europe American Capital Foundation
                                      (80%)
                                       ||
                                       \/

                              American Telecom PLC
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                      (49%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                      (79%)
                                       ||
                                       \/
                          United Textiles & Toys Corp.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently occupies office space at 1385 Broadway, Suite 814, New York, New York 10018. Such facilities are provided to the Company on rent-free basis by U.S. Apparel Corp. ("US Apparel"), a wholly-owned subsidiary of Multimedia.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's securities were quoted on the Nasdaq SmallCap Stock Market until August 28, 1997, at which time Nasdaq delisted the Company's securities. The following table sets forth representative high and low bid quotes as reported by the OTC Bulletin Board whereon the Company's securities are quoted, during the periods stated below. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                                  Common Stock (1)

                           Calendar Period                      Low                 High

                                1999

                         01/01/99 - 03/31/99                   0.15                 0.25
                         04/01/99 - 06/30/99                   0.22                 0.37
                         07/01/99 - 09/30/99                   0.25                 0.69
                         10/01/99 - 12/31/99                   0.25                 1.38

                                2000

                         01/01/00 - 03/31/00                   0.25                 1.47
                         04/01/00 - 06/30/00                   0.06                 0.47
                         07/01/00 - 09/30/00                   0.03                 0.16
                         10/01/00 - 12/31/00                   0.03                 0.13

                                2001

                         01/01/01 - 03/31/01                   0.02                 0.07
                         04/01/01 - 07/01/01                   0.02                 0.02

         (1)   Reflects the 1 for 10 reverse stock split effected in March 1997.

         As of July 1, 2001, there were approximately 74 holders of record of the Company's Common Stock, although the Company believes that there are additional beneficial owners of shares of Common Stock held in street name. As of July 1, 2001, the number of outstanding shares of the Company's Common Stock was 4,550,234.

Recent Sales of Unregistered Securities

         The Company sold no unregistered securities during the fiscal year ended March 31, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:


                                                                             March 31,
                                                                             --------
                                                                   2001                   2000
                                                                   ----                   ----
            Balance Sheet Data:

            Working capital (deficiency)                           $(455,466)           $ (200,296)
            Total assets                                             293,248               210,880
            Total current liabilities                                461,773               206,735
            Stockholders' equity                                    (168,525)                4,145

            Operating Data:

            Net sales                                                       -                    -
            Cost of sales                                                   -                    -
            Total operating expenses                                 154,170               136,906
            Net income (loss)                                       (172,670)             (136,092)
            Income (loss)  per common share                             (.04)                 (.03)
            Weighted average shares outstanding                    4,550,234             4,550,234


Plan of Operations

         Although the Company at present does not have operating revenues, it is actively seeking to acquire ventures in a variety of fields that would lead to a resumption of operating activities.

         The Company's president, chief executive officer and a director has agreed to provide funding of cash requirements as may be necessary to sustain the Company's present activities for the next twelve months, on terms to be determined. Should the Company acquire a new venture, the Company will attempt to seek to raise capital.

         The Company is not currently engaged in any product research and development nor does it plan to be in the forthcoming twelve months.

         The Company does not plan to either acquire or sell any significant equipment in the forthcoming twelve months.

         The Company does not expect any significant changes in the number of its employees in the forthcoming twelve months.

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

     For the year ended March 31, 2001 compared to the year ended March 31, 2000

         Operating expenses were $154,170 for the year ended March 31, 2001 as compared to $136,906 for the year ended March 31, 2000. This represented an increase of $17,264 or 13%. The increase can be attributed primarily to the recording of penalties related to prior period's income taxes, during the fiscal year ended March 31, 2001. A comparative listing of selected operating expenses for the two years presented is as follows:

                                     March 31,   March 31,
                                        2001       2000
                                      --------   --------

Salaries ..........................   $ 50,900   $ 63,150
Payroll taxes .....................      3,894      4,831
Professional fees .................     57,278     48,313
Travel ............................        500        480
Filing fees .......................      6,760      9,253
Payroll Taxes prior years-penalties     27,632       --
Other operating expenses ..........      7,206     10,879
                                      --------   --------

Total .............................   $154,170   $136,906
                                      ========   ========


         The Financial statements for the year ended March 31, 2000 contain certain restatements of amounts previously reported.

         These restatements were the result of the Company's decision to deconsolidate the accounts of Play Co. Toys & Entertainment Corp. ("Play Co.") as of March 31, 2000. At March 31, 1999, the Company's percentage of ownership in Play Co. was 45.2%. Although the Company at that date owned less than 51% of Play Co.'s outstanding common stock, the Company still exercised prerogative of control over Play Co. and consolidated the accounts of Play Co. into the Company.

         At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, the Company has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended. The Company's percentage of ownership in Play Co. was well below 5% by December 31, 2000.

         The Company did modify the accounting for its investment in Play Co. as a result of its diminishing percentage of ownership (less than 5%), as well as reducing its investment under the equity method to zero to reflect Play Co.'s losses.

         The Company's investment in Play Co. at cost at March 31, 1999 was $383,986. The Company's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 1999. For the year ended March 31, 2000, the Company's allocable share of Play Co.'s net loss was $3,404,337. Through December 31, 2000, the allocable share of Play Co.'s losses was $299,257.

         On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code.

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

          The Company did modify the accounting for its investment in Play Co. as a result of its diminishing percentage of ownership (less than 5%), as well as reducing its investment under the equity method to zero to reflect Play Co.'s losses.

         The Company's investment in Play Co. at cost at March 31, 1999 was $383,986. The Company's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 1999. For the year ended March 31, 2000, the Company's allocable share of Play Co.'s net loss was $3,404,337.

         On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code.

Liquidity and Capital Resources

         At March 31, 2001, working capital deficit was $455,466 as compared to a working capital deficit of $200,296 as of March 31, 2000. This change in working capital is mainly due to the Company not recording any operating revenues as a result of the cessation of operation since March 31, 1998.

         For the year ended March 31, 2001, operating activities used funds of $91,524 as compared to the year ended March 31, 2000 in which $26,992 was used by operating activities. This increase in funds used by operating activities was due primarily to a larger loss for the period ended March 31, 2001 and offset by increases in accounts payable and accrued expenses.

          Financing activities provided funds of $91,392 during the year ended March 31, 2001 as compared to providing $27,084 in funds during the year ended March 31, 2000. The primary reason for the increase of financing funds was additional loans made to the Company by an officer of the Company to fund operations. See "Certain Relationships and Related Transactions."

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

       Name                          Age                  Position

       Ilan Arbel                    49                   Chief Executive Officer, President, and Director

       Rivka Arbel                   48                   Vice President and Director

       Allean Goode                  69                   Secretary, Treasurer and Director
           ___________________


     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the board of directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the board of directors. There are no family relationships between or among any officers or directors of the Company except that Rivka Arbel is the sister-in-law of Ilan Arbel. Moses Mika, formerly a director of the Company and the father of Ilan Arbel, is recently deceased.

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

     Ilan Arbel has been the president, chief executive officer, and a director of the Company since 1991. Mr. Arbel was the president, chief executive officer, and a director of America Toys, Inc. (now known as U.S. Wireless Corp.) ("Atoys") from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his position as chief executive officer and a director until July 1996. Mr. Arbel was the president, secretary, and a director of Multimedia from inception until June 12, 1995. He was reelected a director in August 1995 and president and chief executive officer in May 1996. Since its inception, in February 1997, Mr. Arbel has been the president, chief executive officer and a director of U.S. Apparel. From May 1993 to April 1997, Mr. Arbel was a director of Play Co. (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Since 1996, Mr. Arbel has been the president and a director of USSC. Since 1993, he has been the president of European
Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has a degree in Economics and Business Administration.

     Each of Mr. Arbel and several defendants were named in a complaint filed in May 1998 by the Securities and Exchange Commission ("Commission") alleging fraud and other violations of the securities laws during 1993 regarding three public companies: Viral Testing Systems, Inc., LS Capital Corporation and RMS Titanic, Inc. Simultaneously with the filing of the complaint, the Commission filed a judgment on consent against Mr. Arbel. Without admitting or denying the allegations of the complaint, Mr. Arbel and one other named defendant consented to (1) permanent injunctions against violating Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Sections 13(d) and 16(a) of the Securities Exchange Act ("Exchange Act") and Rules 13d-1, 16a-2, and 16a-3 thereunder, and (2) a joint and several disgorgement obligation of $218,118, plus prejudgment interest. Mr. Arbel also consented to pay a penalty of $100,000 pursuant to Sections 20(d) of the Securities Act and 21(d)(3) of the Exchange Act.

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

     Rivka Arbel has been a director of the Company since September 29, 1992. Since March 1996, she has been a vice president of the Company. Since June 1995, Mrs. Arbel has been a director of Multimedia and was elected as vice president in May 1996. In October 1996, Mrs. Arbel resigned as an officer of Multimedia but was re-elected as vice president in May 1997. Since 1986, Mrs. Arbel has been president and a director of Amigal, Ltd., a producer of men's and women's wear in Israel. Mrs. Arbel is the sister-in-law of Ilan Arbel, the Company's president, chief executive officer and a director.

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

     No person (a "Reporting Person") who during the fiscal year ended March 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934), failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 2001, 2000, and 1999 to each of the named executive officers of the Company.

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
Position                                                      Compen-sation

Ilan Arbel
  President,  CEO,
 And Director             2001        $39,000       --              --             --             --            --            --
                          2000        $39,000       --              --             --             --            --            --
                          1999           --         --              --             --             --            --            --

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

1992 Stock Option Plan

         In 1992, the Company adopted a Stock Option Plan (the "SOP"). The board believes that the SOP is desirable to attract and retain executives and other key employees of outstanding ability. Under the SOP, options to purchase an aggregate of not more than 150,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors, and independent consultants to the Company and its subsidiaries.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 1, 2001 (on which date there were 4,550,234 shares outstanding), by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:

                   Name and Address                        Number of Shares            Percent of Common Stock
                of Beneficial Owner(1)                   Beneficially Owned(1)          Beneficially Owned(1)

  Multimedia Concepts International, Inc. (2)
  1385 Broadway, Suite 814
  New York, New York  10018                                    3,571,429                        78.5%

  U.S. Stores Corp.(3)
  1385 Broadway, Suite 814
  New York, New York  10018                                    3,571,429                        78.5%

  American Telecom, PLC (4)
  8-13 Chiswell Street
  London EC 1Y 4UP                                             3,571,429                        78.5%

  Europe American Capital Foundation (5)
  Pradafont Street #7
  Vaduz, Liechtenstein
  c/o Dr. Wohlwerd                                             3,571,429                        78.5%

  Ilan Arbel (2)(3)(6)                                         3,571,429                        78.5%

  Allean Goode                                                    --                              --

  Rivka Arbel                                                     --                              --

  Officers and Directors as a Group                                                             78.5%
  (3 persons)                                                  3,571,429

(footnotes from previous page)

(1) Unless otherwise indicated, the address for each listed director or officer is c/o United Textiles & Toys Corp. 1385 Broadway, Suite 814, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from July 1, 2001 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 4,550,234 shares of common stock outstanding as of July 1, 2001.
(2) Multimedia's chief executive officer, president and a director is Mr. Arbel, the chief executive officer, president and a director of the Company. By virtue of such positions, Mr. Arbel has voting and dispositive control over shares of the Company beneficially owned by Multimedia and therefore may be deemed to beneficially own such shares.
(3) USSC owns 39% of the issued and outstanding shares of common stock of Multimedia and accordingly may be deemed to beneficially own the shares of Common Stock owned by Multimedia. Mr. Arbel, chief executive officer, president and director of the Company, is the president and a director of USSC. By virtue of such positions, Mr. Arbel has voting and dispositive control of the shares of the Company beneficially owned by USSC and therefore may be deemed to beneficially own such shares of the Company.
(4) ATPLC owns 100% of the issued and outstanding shares of USSC. By virtue of ATPLC's ownership in USSC, ATPLC has voting and dispositive control of the shares of the Company beneficially owned by USSC and therefore may be deemed to beneficially own such shares.
(5) EACF owns 80% of the issued and outstanding shares of ordinary shares of ATPLC. By virtue of EACF's ownership in ATPLC, EACF has voting and dispositive control of the shares of the Company beneficially owned by ATPLC and therefore may be deemed to beneficially own such shares of the Company.
(6) By virtue of Mr. Arbel's voting and dispositive control of shares of the Company beneficially owned by Multimedia and USSC (see footnotes (2) and (3) above), Mr. Arbel may be deemed to beneficially own approximately 78.5% of the Company's outstanding Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has loaned funds to MultiMedia from time to time in the form of non-interest bearing loans which are due on demand. As of March 31, 2001, Multimedia was indebted to the Company in the amount of $279,721. As Of March 31, 2000, the balance due from Multimedia was $197,221.

         Mr. Arbel, the Company's president, chief executive officer and a director, has provided on an ongoing basis funding for working capital purposes. Such loans are due on demand and are non-interest bearing. As of March 31, 2001, the amount due to Mr. Arbel was $252,337. As of June 30, 2001, such amount increased to $275,437. As of March 31, 2000, the Company was indebted to Mr. Arbel in the amount of $78,445.

Multimedia Concepts International, Inc.

     On January 2, 1998, the Company issued 3,571,429 shares of its Common Stock to its parent, Multimedia, a company of which the Company's president, chief executive officer and a director is also president, chief executive officer and a director, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) as payment for $1 million loaned by Multimedia to the Company. As a result of the transaction, the Company became a subsidiary of Multimedia, which owns 78.5% of the outstanding shares of Common Stock of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994. Multimedia is owned approximately 39% by U.S. Stores Corp., a company of which Mr. Arbel is the president and a director. U.S. Stores Corp. is owned 100% by ATPLC, a British public corporation, which is owned approximately 80% by EACF, a Liechtenstein trust.

U.S. Apparel Corp.

     The Company currently occupies office space at 1385 Broadway, Suite 814, New York, New York 10018. Such facilities are provided to the company on rent-free basis by U.S. Apparel, a wholly-owned subsidiary of Multimedia.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) The following financial statements of the Company are included as Part II, Item 7:



         Balance Sheets as of March 31, 2001 and March 31, 2000                                  F-2
         Statements of Operations for the years ended March 31, 2001
         and March 31, 2000                                                                      F-4
         Statement of Changes in Stockholders' Equity for the years
         ended March 31, 2001 and March 31, 2000                                                 F-5
         Statements of Cash Flows for the years ended March 31, 2001
         and March 31, 2000                                                                      F-6
         Notes to Financial Statements                                                           F-7

(b)      During its last fiscal 2001 quarter, the Company filed no Forms 8-K.

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

  3.1         Certificate of Incorporation of the Company filed March 19, 1991.
  3.2         Amendment to Certificate of Incorporation of the Company, filed in December, 1992.
  3.3         By-Laws of the Company.
  3.9         Certificate of Amendment to Certificate of Incorporation of the Company, filed in March 1997.
  4.1         Specimen Common Stock Certificate.
  10.1        Incentive Stock Option Plan.
  10.65       Compensation agreement between the Company, Ilan Arbel and Rivka Arbel. (filed as an exhibit to Form
              10-KSB for the transition period of October 1, 1994 to March 31, 1995 and incorporated herein by reference).
  16.01       Letter on change in certifying accountant (filed as an exhibit to Form 8-K/A, dated May 14, 1997 and incorporated herein by reference).
  16.02       Letter on change in certifying accountant (filed as an exhibit to Form 8-K, dated July 21, 1997 and incorporated herein by reference).

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)



                                TABLE OF CONTENTS

                        March 31, 2001 and March 31, 2000


                                                                                                Page

Report of Independent Certified Public Accountant                                                F-1

Financial Statements:

         Balance Sheets as of March 31, 2001 and March 31, 2000  (restated)                      F-2

         Statements of Operations for the years ended March 31, 2001
         and March 31, 2000 (restated)                                                           F-4

         Statement of Changes in Stockholders' Equity for the two years
         in the period  ended March 31, 2001                                                     F-5

         Statements of Cash Flows for the years ended March 31, 2001
         and March 31, 2000 (restated)                                                           F-6

Notes to Financial Statements                                                                    F-7

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




Board of Directors United Textiles & Toys Corp.


We have audited the accompanying balance sheets of United Textiles & Toys Corp. (A subsidiary of Multimedia Concepts International, Inc.) as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

As discussed in Note 8, the Company restated its previously issued 2000 financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Textiles & Toys Corp. at March 31, 2001 and March 31, 2000, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles.


/s/ Jerome Rosenberg, CPA, P.C.

Melville, New York
June 5, 2001

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  BALANCE SHEET
                     As of March 31, 2001 and March 31, 2000

                                                                    March 31,    March 31,
                                                                      2001         2000
                                                                   ---------    ---------
                                                                                (Restated)
                                                                                 (Note 8)

                                     ASSETS

CURRENT ASSETS:
  Cash .........................................................   $     618    $     750
  Prepaid expenses and other current assets ....................       5,689        5,689
                                                                   ---------    ---------
Total current assets ...........................................       6,307        6,439
                                                                   ---------    ---------

FURNITURE, FIXTURES AND EQUIPMENT
   Furniture, fixtures and equipment ...........................      38,152       38,152
   Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                   ---------    ---------
   Furniture, fixtures and equipment - Net
                                                                           0            0
                                                                   ---------    ---------

OTHER ASSETS
   Due from affiliates .........................................     279,721      197,221
   Deposits and other assets ...................................       7,220        7,220
                                                                   ---------    ---------
   Total other assets ..........................................     286,941      204,441
                                                                   ---------    ---------


          Total Assets .........................................   $ 293,248    $ 210,880
                                                                   =========    =========

     The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  BALANCE SHEET
                     As of March 31, 2001 and March 31, 2000


                                                                                 March 31,      March 31,
                                                                                   2001          2000
                                                                               -----------    -----------
                                                                                              (Restated)
                                                                                               (Note 8)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .........................................................   $    65,353    $    53,062
  Accrued expenses and other current liabilities ...........................       144,083         75,228
  Due to Officer ...........................................................       252,337         78,445
                                                                               -----------    -----------

          Total current liabilities ........................................       461,773        206,735
                                                                               -----------    -----------
          Total liabilities ................................................       461,773        206,735
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at March 31, 2001 and 4,550,234 shares issued and outstanding at March 31, 2000
                                                                                     4,550          4,550
  Additional paid-in capital ...............................................     8,142,281      8,142,281
  Retained earnings (Deficit) ..............................................    (8,315,356)    (8,142,686)
                                                                               -----------    -----------

          Total stockholders' equity .......................................      (168,525)         4,145
                                                                               -----------    -----------

          Total liabilities and stockholders' equity .......................   $   293,248    $   210,880
                                                                               ===========    ===========

     The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS


                                                                          For the Years Ended
                                                                         March 31,    March 31,
                                                                           2001          2000
                                                                                      (Restated)
                                                                                       (Note 8)

Operating expenses:
  Operating expenses ...............................................   $   154,170    $   136,906
  Interest expense .................................................        19,326           --
                                                                       -----------    -----------
          Total operating expenses .................................       173,496        136,906
                                                                       -----------    -----------
  Operating income (loss) ..........................................      (173,496)      (136,906)
Other income:
          Interest and other income ................................           826            814
                                                                       -----------    -----------

Net loss ...........................................................   $  (172,670)   $  (136,092)
                                                                       ===========    ===========

Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and share equivalent .....   $      (.04)   $      (.03)
                                                                       ===========    ===========

Weighted average number of common shares outstanding ...............     4,550,234      4,550,234
                                                                       ===========    ===========



    The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
             (A Subsidiary Multimedia Concepts International, Inc.)

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                  Additional
                                                   Common Stock                    Paid-In              Accumulated
                                              Shares             Amount             Capital                 Deficit
                                          --------------     -------------    -------------------    -------------------

Balance, March 31, 1999                       4,450,234           $ 4,550             $8,142,281           $(8,006,594)

Net loss for the year ended
   March 31, 2000                                                                                             (136,092)
                                          --------------     -------------    -------------------    -------------------
                                              4,450,234             4,550              8,142,281            (8,142,686)

Net loss for the year ended
   March 31, 2001                                                                                             (172,670)
                                          --------------     -------------    -------------------    -------------------
                                              4,450,234           $ 4,550             $8,142,281           $(8,315,356)









     The accompanying notes are an integral part of these financial statements.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                                     For the Years Ended
                                                                                       March 31,   March 31,
                                                                                         2001        2000
                                                                                                  (Restated)
                                                                                                   (Note 8)
                                           CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................................   $(172,670)   $(136,092)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
Changes in assets and liabilities:
  Decrease in Accounts Receivable .................................................        --         20,242
  Increase (decrease) in prepaid expenses and other current assets ................        --           (101)
  Increase (decrease) in accounts payable .........................................      12,291       45,538
  Increase (decrease) in accrued expenses and other liabilities ...................      68,855       43,421
                                                                                      ---------    ---------
          Total adjustments .......................................................      81,146      109,100
                                                                                      ---------    ---------
          Net cash provided (used) by operating activities ........................     (91,524)     (26,992)
                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans and advances - affiliates .................................................     (82,500)     (14,300)
  Increase in loans from officers                                                       173,892       41,384
                                                                                      ---------    ---------
           Net cash provided by (used for) financing activities ...................      91,392       27,084
                                                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH ...................................................        (132)          92
                                                                                      ---------    ---------

Cash, beginning of period .........................................................         750          658
                                                                                      ---------    ---------
Cash, end of period ...............................................................   $     618    $     750
                                                                                      =========    =========
Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $    --      $    --
                                                                                      =========    =========
Taxes paid ........................................................................   $   6,361    $   2,152
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

                  Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys"), now known as US Wireless Corp. Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co. shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys to spin-off (the "Spin-off Distribution") the Play Co. common shares owned by American Toys to American Toy's stockholders. The Spin-off Distribution was effected in August 1996.

                  On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code.

                  The Company did modify the accounting for its investment in Play Co. as a result of its diminished percentage of ownership (less than 5%), as well as reducing its investment under the equity method to zero to reflect Play Co.'s losses.

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

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

                  Multimedia Concepts  International,  Inc.  ("Multimedia"):
                  Majority stockholder of UTTC. Multimedia currently owns 78.5% of the outstanding common shares of the Company's common stock. The chief executive officer, president and director of Multimedia is Ilan Arbel, who is also the chief executive officer, president and director of the Company.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.           DESCRIPTION OF COMPANY (continued)


                  U.S. Stores Corp. ("U.S. Stores"): A private company whose president and a director is Ilan Arbel. U.S. Stores Corp. owns 39% of the issued and outstanding common stock of Multimedia.


         The following chart graphically depicts the Company's ownership structure at March 31, 2001 for those entities under common control:



                               U.S. Stores Corp.
                                       39%
                                       ||
                                       \/

                    Multimedia Concepts Internationsl, Inc.
                                      78.5%
                                       ||
                                       \/

                             United Textiles & Toys


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

                  b.       Concentration of Credit Risk:

                           Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and affiliated company receivables. The Company maintains, at this time, deposits in federally insured financial institutions.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


                  c.       Fair value of Financial Instruments:

                           The carrying amount of the Company's financial instruments, consisting of cash, accounts receivable, accounts payable and borrowings approximate their fair value due to the relatively short maturity (90 days) of these instruments.

                  d.       Fixed Assets and Depreciation:

                           Furniture and fixtures are recorded at cost.
                           Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred.

                  e.       Statements of Cash Flows:

                           For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

                  g.       Net Loss Per Share:

                           During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS


Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

g.       Net Loss Per Share (continued):

                           Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the years ended March 31, 2001 and March 31, 2000 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                           The following summarizes the components of the basic and diluted loss per common share and share equivalents:

                                                                                           Years Ended March 31,
                                                                                    -----------------    ---------------
                                                                                          2001                2000
                                                                                    -----------------    ---------------
                                                                                                           (Restated)
                                                                                                            (Note 8)

                  Net loss applicable to common shares                              $     (.04)          $    (.03)
                                                                                    =================    ===============


                  h.       Impairment of Long-Lived Assets:

                           SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the years ended March 31, 2001 and March 31, 2000.

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                  i.       Effect of New Accounting Pronouncements (continued):

                           This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 . There were no other items of comprehensive income to report during the years ended March 31, 2001 and March 31, 2000.

                           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 ("SAB No.101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No. 101.


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

                  On January 20, 1998, U.S. Stores acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. As of June 5, 2001, USSC owns 1,175,000 (or 39%) of Multimedia's outstanding Common Stock.

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


Note 4.           FIXED ASSETS

                  Fixed assets consisted of the following:
                                                                                              March 31
                                                                                   --------------------------------
                                                                                       2001              2000
                                                                                   --------------    --------------

                  Furniture, fixtures and equipment                                  $ 38,152          $ 38,152
                  Less: Accumulated depreciation and amortization                     (38,152)          (38,152)
                                                                                   --------------    --------------
                                                                                     $      -          $    -
                                                                                   ==============    ==============

Note 5.           INCOME TAXES

                  The components of the deferred tax assets and liabilities are as follows:

                                                                                             March 31,
                                                                               ---------------------------------------
                                                                                       2001                 2000
                                                                               ------------------    -----------------
                  Deferred tax assets:

                  Net operating loss carryforwards                               $ 4,013,201         $  3,876,549
                                                                               ------------------    -----------------
                  Gross deferred tax assets                                        4,013,201            3,876,549

                  Deferred tax liabilities:

                  State income taxes                                                (172,283)            (160,723)
                                                                               ------------------    -----------------
                  Net deferred tax assets before valuation allowances               3,840,918           3,715,826

                  Valuation allowance                                              (3,840,918)         (3,715,826)
                                                                               ------------------    -----------------
                  Net deferred tax assets                                        $         0         $        0
                                                                               ==================    =================


                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS



Note 5.           INCOME TAXES (continued)

                  At March 31, 2001 and March 31, 2000, the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $125,092 for the year ended March 31, 2001.

                  As of March 31, 2001, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $2,112,755 which expire at various times through September 30, 2011. For State and local purposes, the Company has available NOLS For Federal and State tax purposes, the Company's tax year ends on September 30th, approximating $2,047,970 which expire at various times through September 30, 2011.

                  Utilization of the NOLS may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

                  A reconciliation of Income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax rate is as follows:

                                                                                            March 31,
                                                                               ------------------------------------
                                                                                    2001                2000
                                                                               ----------------    ----------------
                     Federal statutory income tax (benefit) rate                       (34.0)%            (34.0) %

                     State tax benefit, net of Federal liability                       (12.2)%             (12.2)%

                     Net change in  valuation allowance                                  46.2%               46.2%

                     Effective income tax (benefit) rate                                ( - )%             ( - ) %

Note 6.           INCENTIVE STOCK OPTION PLAN

                  During 1992, the Company adopted an Incentive Stock option Plan (the Plan) whereby options to purchase an aggregate of not more that 150,000 shares of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company. As of March 31, 2001, 70,000 options had been granted under the Plan. The following table summarizes transactions pursuant to the Company's Incentive Stock Option Plan.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS


Note 6.           INCENTIVE STOCK OPTION PLAN (continued):

                                Weighted Average
                               Exercise Price Per
                                                                 Share                     Outstanding
                                                     -------------------------------    -----------------

                 March 31, 1999                                  $ 6.50                  $   70,000
                         Granted                                   --                          --
                         Exercised                                 --                          --
                         Cancelled                                 --                          --
                 March 31, 2000                                  $ 6.50                  $   70,000
                         Granted                                   --                          --
                         Exercised                                 --                          --
                         Cancelled                                 --                          --
                                                     -------------------------------    -----------------
                 March 31, 2001                                  $ 6.50                  $   70,000
                                                     ===============================    =================


                                                      Weighted Average
                                                  Exercise Price Per Share
                                                                                      Outstanding
                 Options Exercisable at:
                                                  -------------------------    --------------------------

                 March 31, 1999                         $      6.50                  $   70,000

                 March 31, 2000                         $      6.50                  $   70,000

                 March 31, 2001                         $      6.50                  $   70,000

The following table summarizes information about the Company's stock options outstanding and exercisable at March 31, 2001:



                                    Outstanding                                              Exercisable

                                                              Weighted Avg.                         Weighted Avg.
     Range of             Outstanding at   Contractual        Exercise Price                        Exercise Price
     Exercise Price       Mar. 31, 2001    Period in Years                      Exercisable at
                                                                                Mar. 31, 2001
     -------------------- ---------------- ------------------ ----------------- ------------------- ------------------

          6.50-6.50           70,000              10               $ 6.50             70,000             $ 6.50


                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS


Note 7.           COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company, until June 1999, occupied space at 1410 Broadway, New York, NY where it shared office space with its parent, Multimedia. It vacated these premises and relocated along with Multimedia to 1385 Broadway, New York, N.Y. U.S. Apparel Corp, a wholly owned subsidiary of Multimedia is the prime tenant on the lease and has allowed the Company and its parent, Multimedia, to occupy space on a rent-free basis.


Note 8.           RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The financial statements for the year ended March 31, 2000 contain certain restatements of amounts previously reported.

                  These restatements were the result of the Company's decision to deconsolidate the accounts of Play Co. as of March 31, 2000. At March 31,1999, the Company's percentage of ownership in Play Co. was 45.2%. Although the Company at that date owned less than 51% of Play Co.'s outstanding common stock, the Company still exercised prerogative of control over Play Co. and consolidated the accounts of Play Co. into the Company.

                  At March 31, 2000, the Company's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, the Company elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended. The Company's percentage of ownership in Play Co. was well below 5% by March 31, 2001.

                  On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code.

                  The Company did modify the accounting for its investment in Play Co. as a result of its diminished percentage of ownership (less than 5%), as well as reducing its investment under the equity method to zero to reflect Play Co.'s losses.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS

Note 8.           RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued):

                  The Company's investment in Play Co. at cost was $383,986. The Company's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 1999. For the year ended March 31, 2000, the Company's allocable share of Play Co.'s net loss was $3,404,337. For the nine months ended December 31, 2000 the Company's allocable share of Play Co.'s, net loss was $299,257.

Note 9.           INVESTMENT IN AFFILIATED COMPANY

                  The Company's investment in Play Co. Toys & Entertainment Corp. (Play Co.) was accounted for on the equity method of accounting. Its investment was reduced to zero as a result of Play Co.'s continued losses. On March 28, 2001, Play
                  Co. filed for protection under Chapter 11 of the US Bankruptcy code.

                  The following table is a summary of Play Co.'s financial information:

                                          Nine Months
                                             Ended           Year Ended
                                         Dec. 31, 2000 (1)  Mar. 31, 2000
                                         ---------------   -------------
Selected Operating Statement Data
Net Sales ..............................   $ 35,302,596    $ 37,252,210
Income (loss) from operations ..........     (9,592,524)     (7,798,666)
Net Loss ...............................     (7,662,916)     (8,015,307)
Net loss applicable to common shares ...     (8,162,916)    (10,607,619)
Earnings per share, basic and diluted ..          (0.14)          (1.58)

Selected Balance Sheet Data
Current assets
                                           $ 16,960,973    $ 20,986,699
Current liabilities ....................     16,794,450       7,436,310
Working capital ........................           1.01            2.82
Total assets ...........................     35,041,772      32,283,781
Long term obligations ..................      1,228,686       1,124,374
Total stockholders' equity .............     10,893,319      13,779,690
Average common shares, basic and diluted     59,021,606       6,719,736
Shares of common stock outstanding .....     85,534,783      11,227,568

Other Financial Data
Net cash flows from operating activities
                                           $ (3,457,116)   $(12,026,338)
Capital expenditures ...................     (6,186,285)     (2,341,428)
Cash flows from financing activities ...      5,033,948      20,148,659

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                         NOTES TO FINANCIAL STATEMENTS


Note 9.           INVESTMENT IN AFFILIATED COMPANY (continued):

                  The above information was obtained from Play Co. Toys & Entertainment Corp.'s Form 10-KSB for the year ended March 31, 2000 and Form 10-QSB for the quarter ended December 31, 2000.

        (1) Play Co. filed for protection under Chapter 11 of the US Bankruptcy code on March 28, 2001 and has not filed a Form 10-KSB for the year ended March 31, 2001.


Note 10. RELATED PARTY TRANSACTIONS

                  The Company has historically funded working capital for its parent, Multimedia Concepts International, Inc. and its subsidiary, US Apparel Corp.

                  As of March 31, 2001, the Company recorded an outstanding receivable from Multimedia in the amount of $279,721. As Of March 31, 2000, the balance due from Multimedia was $197,221.

                  Mr. Arbel, the Company's president, chief executive officer and a director has provided on an ongoing basis funding for working capital purposes. Such loans are due on demand and are non-interest bearing. As of March 31, 2001, the amount due to Mr. Arbel was $252,337. As of June 30, 2001, such amount has increased to $275,437. As of March 31, 2000, the Company was indebted to this officer in the amount of $78,445.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of July 2001.


                                            UNITED TEXTILES & TOYS CORP.

                            By:      /s/ Ilan Arbel
                                         Ilan Arbel, Chief Executive Officer and
                                         President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.



/s/Ilan Arbel                               Chief Executive Officer,            7/12/01
Ilan Arbel                                  President, and Director             Date


/s/Allean Goode                             Secretary, Treasurer, and           7/12/01
Allean Goode                                Director                            Date


/s/Rivka Arbel                              Vice President and Director         7/12/01
Rivka Arbel                                                                     Date
