Form 10QSB
period 2001-06-30
UNITED TEXTILES & TOYS INC
filed 2001-08-14
CIK 895092

UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of August 10, 2001.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.                   FINANCIAL INFORMATION                                                                      Page
                                                                                                                    Number

Item 1.          FINANCIAL STATEMENTS
                 Balance Sheets as of  June 30, 2001 (unaudited)
                 and March 31, 2001.                                                                                      3

                 Statements of Operations (unaudited) for the three months ended June 30, 2001 and June
                 30, 2000                                                                                                 5

                 Statements of Cash Flows (unaudited) for the three months ended
                 June 30, 2001 and June 30, 2000                                                                          6

                 Notes to Financial Statements                                                                            7

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                   9

                          UNITED TEXTILES & TOYS CORP.
           (A subsidiary of Multimedia Concepts International, Inc.)

                                BALANCE SHEETS
                     As of June 30, 2001 and March 31, 2001

                                                                                        June 30,             March 31,
                                                                                          2001                 2001
                                                                                      --------------       --------------
                                                         ASSETS

  CURRENT ASSETS:
    Cash                                                                              $    1,020           $        618
    Prepaid expenses and other current assets                                              5,689                  5,689
                                                                                      --------------       --------------
  Total current assets                                                                     6,709                  6,307
                                                                                      --------------       --------------

  FURNITURE, FIXTURES AND EQUIPMENT
    Furniture, fixtures and equipment                                                      38,152                38,152
    Accumulated depreciation on furniture, fixtures and equipment                         (38,152)              (38,152)
                                                                                      --------------       --------------
    Furniture, fixtures and equipment - Net
                                                                                                0                    0
                                                                                      --------------       --------------
  OTHER ASSETS
    Due from affiliates                                                                   192,121              279,721
    Deposits and other assets                                                               7,220                7,220
                                                                                      --------------       --------------
   Total other assets                                                                     199,341              286,941
                                                                                      --------------       --------------

            Total Assets                                                              $   206,050          $   293,248
                                                                                      ==============       ==============



    The accompanying notes are an integral part of these financial statements
                                       3

                          UNITED TEXTILES & TOYS CORP.
           (A subsidiary of Multimedia Concepts International, Inc.)

                                                                                      June 30,              March 31,
                                                                                        2001                   2001
                                                                                   ----------------       ---------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable                                                                $       65,750         $     65,353
   Accrued expenses and other current liabilities                                         102,352              144,083
   Due to Officer                                                                         227,413              252,337
                                                                                   ----------------       ---------------
           Total current liabilities                                                      395,515              461,773
                                                                                   ----------------       ---------------
Total liabilities                                                                         395,515              461,773
                                                                                   ----------------       ---------------

 STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at June 30, 2001 and 4,550,234 shares issued and
   outstanding at March 31, 2001                                                           4,550                 4,550
   Additional paid-in capital                                                          8,142,281             8,142,281
   Retained earnings (Deficit)                                                        (8,336,296)           (8,315,356)
                                                                                   ----------------       ---------------

           Total stockholders' equity                                                   (189,465)             (168,525)
                                                                                   ----------------       ---------------

           Total liabilities and stockholders' equity                              $     206,050          $    293,248
                                                                                   ================       ===============





    The accompanying notes are an integral part of these financial statements
                                       4

                          UNITED TEXTILES & TOYS CORP.
           (A subsidiary of Multimedia Concepts International, Inc.)


                             STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                                      For the three months ended
                                                                       --------------------------
                                                                          June 30,       June 30,
                                                                            2001           2000
                                                                       -----------    -----------

Operating expenses:
  Operating expenses ...............................................   $    20,942    $    27,689
                                                                       -----------    -----------
          Total operating expenses .................................        20,942         27,689
                                                                       -----------    -----------
Operating income (loss) ............................................       (20,942)       (27,689)
Other income:
          Interest and other income ................................             2            103
                                                                       -----------    -----------
Net loss ...........................................................   $   (20,940)   $   (27,586)
                                                                       ===========    ===========

Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and share equivalent .....   $      (.01)   $      (.01)
                                                                       ===========    ===========

Weighted average number of common shares outstanding ...............     4,550,234      4,550,234
                                                                       ===========    ===========

    The accompanying notes are an integral part of these financial statements
                                       5

                          UNITED TEXTILES & TOYS CORP.
           (A subsidiary of Multimedia Concepts International, Inc.)


                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                      For the three months ended
                                                                   ----------------------------------
                                                                           June 30,    June 30,
                                                                            2001         2000
                                                                          --------    --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................   $(20,940)   $(27,586)
                                                                          --------    --------
Adjustments to reconcile net loss to cash (used) provided for operating
Activities: Changes in assets and liabilities:
   Increase (decrease) in accounts payable ............................        397        (831)
   Increase (decrease) in accrued expenses and other liabilities ......    (41,731)        237
                                                                          --------    --------
          Total adjustments ...........................................    (41,334)       (594)
                                                                          --------    --------
          Net cash provided (used) by operating activities ............    (62,274)    (28,180)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans and advances - affiliates ....................................    (24,924)     22,300
   Loans and exchanges ................................................     87,600       5,842
                                                                          --------    --------
          Net cash provided by (used for) investing activities ........     62,676      28,142
                                                                          --------    --------

NET INCREASE (DECREASE) IN CASH .......................................        402         (38)
                                                                          --------    --------

Cash, beginning of period .............................................        618         750
                                                                          --------    --------
Cash, end of period
Supplemental disclosure of cash flow information: .....................   $  1,020    $    712
                                                                          ========    ========
Interest paid .........................................................   $   --      $   --
                                                                          --------    --------
Taxes paid ............................................................   $   --      $   --
                                                                          ========    ========

    The accompanying notes are an integral part of these financial statements
                                       6

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 2001 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission.

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

NOTE 3 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

                  On January 2, 1998, the Company issued 3,571,429 shares of its common stock to Multimedia, a company of which the Company's President, Chief Executive Officer, and a Director is also President, Chief Executive Officer and a Director of Multimedia. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia.

                  As a result of this transaction, Multimedia owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia.

                  On January 20, 1998, U.S. Stores (USSC) acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. As of June 30, 2001, USSC owns 1,175,000 (or 39%) of Multimedia's outstanding common stock.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)


NOTE 4 -          INVESTMENT IN AFFILIATED COMPANY:

                  The Company's investment in Play Co. Toys & Entertainment Corp. (Play Co.) was accounted for on the equity method of accounting. Its investment was reduced to zero as a result of Play Co.'s continued losses. On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy code, consequently no updated financial information is available.

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

For the three months ended June 30, 2001 compared to the three months ended June 30, 2000:

         Operating expenses were $20,942 as compared to $27,689 for the three months ended June 30, 2000. This decrease of $6,747, or 24%, was primarily due to a reduction in salaries, offset by higher professional fees. A comparative listing of selected operating expenses for the two periods is as follows:

                                              June 30,            June 30,
                                                2001                2000
                                           ----------------    ---------------

Salaries                                           $ 2,925           $ 12,875
P/R Taxes                                              224                985
Professional fees                                    6,000              2,000
Transfer agent fees                                  4,858              1,883
Other expenses                                       6,935              9,946
                                           ----------------    ---------------
Total                                             $ 20,942           $ 27,689
                                           ================    ===============


         For the three months ended June 30, 2001, the Company reported a net loss of $20,940, or basic loss per share of .01, as compared to a net loss of $27,586, or a basic loss per share of $.01 for the three months June 30, 2000. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended June 30, 2001 and June 30, 2000.

Liquidity and Capital Resources

         At June 30, 2001, the Company reported cash and cash equivalents of $1,020, working capital of $388,806, and stockholders' equity of $(189,465) as compared to cash and cash equivalents of $618, working capital deficit of $455,466, and stockholders' equity of $(168,525) at March 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULT OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources


          The Company used from operating activities, $62,274 for the three months ended June 30, 2001 and $28,180 for the three months ended June 30, 2000.

         The Company provided $62,676 from financing activities for the period ended June 30, 2001 and $28,142 for the period ended June 30, 2000 The primary source of these funds were additional loans made to the Company by an officer of the Company.

         As a result, cash increased $402 for the three months ended June 30, 2001 and decreased $38 for the three months ended June 30, 2000.


Trends Affecting Liquidity, Capital Resources and Operations


         Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of August, 2001.


                                    UNITED TEXTILES & TOYS CORP.


                                   By:     /s/ Ilan Arbel
                                           ----------------------------
                                           Ilan Arbel
                                           Chief Executive Officer and President


                                   By:     /s/ Allean Goode
                                           ----------------
                                           Allean Goode
                                           Secretary and Treasurer