Form 10QSB
period 2001-09-30
UNITED TEXTILES & TOYS INC
filed 2001-11-14
CIK 895092

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

                For the quarterly period ended September 30, 2001

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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of November 12, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

      PART I.         FINANCIAL INFORMATION

                                                                                                                            Page
                                                                                                                            Number

      Item 1.         FINANCIAL STATEMENTS

                      Balance Sheets as of  September 30, 2001 (unaudited)
                      and March 31, 2001.                                                                                       3

                      Statements of Operations (unaudited) for the six and three months ended September 30,
                      2001 and September 30, 2000                                                                               5

                      Statements of Cash Flows (unaudited) for the six months
                      ended September 30, 2001 and September 30, 2000                                                           6

                      Notes to Financial Statements                                                                             7

      Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                                9



      PART II.        OTHER INFORMATION

      Item 1.         LEGAL PROCEEDINGS                                                                                        11

      Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                11

      Item 3.         DEFAULTS UPON SENIOR SECURITIES                                                                          11

      Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      11

      Item 5.         OTHER INFORMATION                                                                                        11

      Item 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                                         11

                      SIGNATURES                                                                                               12


                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                 BALANCE SHEETS
                   As of September 30, 2001 and March 31, 2001

                                                                    Sept. 30,   March 31,
                                                                      2001        2001
                                                                  ---------    ---------
                                     ASSETS

      CURRENT ASSETS:
  Cash ........................................................   $     583    $     618
  Prepaid expenses and other current assets ...................       5,689        5,689
                                                                  ---------    ---------
Total current assets ..........................................       6,272        6,307
                                                                  ---------    ---------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................      38,152       38,152
  Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                  ---------    ---------
  Furniture, fixtures and equipment - Net .....................           0            0
                                                                  ---------    ---------

OTHER ASSETS
  Due from affiliates .........................................     185,221      279,721
  Deposits and other assets ...................................       7,220        7,220
                                                                  ---------    ---------
  Total other assets ..........................................     192,441      286,941
                                                                  ---------    ---------


          Total Assets ........................................   $ 198,713    $ 293,248
                                                                  =========    =========



    The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                 BALANCE SHEETS
                   As of September 30, 2001 and March 31, 2001



                                                                                   Sept. 30,      March 31,
                                                                                     2001           2001
                                                                                  -----------    -----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable ...........................................................   $    65,750    $    65,353
   Accrued expenses and other current liabilities .............................       104,483        144,083
   Due to Officer .............................................................       232,533        252,337
                                                                                  -----------    -----------

           Total current liabilities ..........................................       402,766        461,773
                                                                                  -----------    -----------
Total liabilities .............................................................       402,766        461,773
                                                                                  -----------    -----------

 STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at September 30, 2001 and 4,550,234 shares issued and
   outstanding at March 31, 2001 ..............................................         4,550          4,550
   Additional paid-in capital .................................................     8,142,281      8,142,281
   Retained earnings (Deficit) ................................................    (8,350,884)    (8,315,356)
                                                                                  -----------    -----------
           Total stockholders' equity .........................................      (204,053)      (168,525)
                                                                                  -----------    -----------

           Total liabilities and stockholders' equity .........................   $   198,713    $   293,248
                                                                                  ===========    ===========

    The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended         For the Six Months Ended
                                                 Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                                   2001            2000          2001           2000
                                                -----------    -----------    -----------    -----------
                                                                Restated                      Restated
                                                                (Note 4)                      (Note 4)

Operating expenses:
  Operating expenses ........................   $    14,588    $    70,222    $    35,530    $    97,911
  Interest expense ..........................          --           19,326           --           19,326
                                                -----------    -----------    -----------    -----------
         Total operating expenses ...........        14,588         35,530        117,237
                                                                                                  89,548
                                                -----------    -----------    -----------    -----------
Operating income (loss) .....................       (14,588)       (89,548)       (35,530)      (117,237)
Other income:
         Interest and other income ..........          --              319              2            421
                                                -----------    -----------    -----------    -----------
Net loss before loss on investment in .......       (14,588)       (89,229)       (35,528)      (116,816)
subsidiary
                                                -----------    -----------    -----------    -----------

Net loss ....................................   $   (14,588)   $   (89,229)   $   (35,528)   $  (116,816)
                                                ===========    ===========    ===========    ===========


Calculation of basic and diluted common
 share and share equivalents:
  Basic and diluted loss per common share and
share equivalent ............................   $     (.003)   $      (.02)   $     (.007)   $      (.03)
                                                ===========    ===========    ===========    ===========

Weighted average number of common shares
outstanding .................................     4,550,234      4,550,234      4,550,234      4,550,234
                                                ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                          For the six months ended
                                                                             Sept. 30,    Sept. 30,
                                                                               2001         2000
                                                                            ---------    ---------
    CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................   $ (35,528)   $(116,816)
                                                                            ---------    ---------
Adjustments to reconcile net loss to cash (used) provided for operating
Activities: Changes in assets and liabilities:
   Increase (decrease) in accounts payable ..............................         397       (5,222)
   Increase (decrease) in accrued expenses and other liabilities ........     (39,600)      66,704
                                                                            ---------    ---------
          Total adjustments .............................................     (39,203)      61,482
                                                                            ---------    ---------
          Net cash provided (used) by operating activities ..............     (74,731)     (55,334)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Loans and advances - officer .........................................     (19,804)      (1,950)
   Investment in affiliated companies ...................................        --         44,708
  Loans & advances- affiliated ..........................................      94,500       16,192
                                                                            ---------    ---------
          Net cash provided by (used for) investing activities ..........      74,696       58,950
                                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH .........................................         (35)       3,616
                                                                            ---------    ---------

Cash, beginning of period ...............................................         618          750
                                                                            ---------    ---------
Cash, end of period
Supplemental disclosure of cash flow information: .......................   $     583    $   4,366
                                                                            =========    =========
Interest paid ...........................................................   $    --      $    --
                                                                            ---------    ---------
Taxes paid ..............................................................   $    --      $   1,856
                                                                            =========    =========

The accompanying notes are an integral part of these financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended September 30, 2001 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 30, 2001, as filed with the Securities and Exchange Commission.

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

                  On  January  20,  1998,  U.S.  Stores  Corp.   ("USSC")
                  acquired 1,465,000 shares of Multimedia's common stock. U.S. Stores was incorporated on November 10, 1997. During July and August of 2001, USSC sold substantially all of its
                  holdings in Multimedia,   effectively reducing its percentage
                  of ownership to below 5%.

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

NOTE 4 -          INVESTMENT IN AFFILIATED COMPANY:

                  The   Company's   investment   in  Play   Co.   Toys  &
                  Entertainment Corp. (Play Co.) was accounted for on the equity method of accounting. Its investment was reduced to zero as a result of Play Co.'s continued losses. On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code. In August 2001 the case was converted to a Chapter 7 filing.

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Operating expenses were $14,588 for the three months ended September 30, 2001 as compared to $70,222 for the three months ended September 30, 2000. This decrease of $55,634, or 79%, was primarily due to a reduction in salaries, professional fees and the recognition during the period ended September 30, 2000 of penalties assessed by New York State for late filing of income taxes in prior periods. A comparative listing of selected operating expenses for the two periods is as follows:

                                              Sept. 30,          Sept. 30,
                                                2001                2000
                                           ----------------    ---------------

Salaries                                           $ 2,925           $ 12,675
P/R Taxes                                              256                970
Professional fees                                   11,000             22,528
Transfer agent fees                                    150              1,693
Other expenses                                         257             32,356
                                           ----------------    ---------------
Total                                             $ 14,588           $ 70,222
                                           ================    ===============

     The Company incurred no interest expense in the three months ended September 30, 2001, as compared to $19,326 in the three months ended September 30, 2000. The recognition of interest expense was a result of an assessment by the State of New York, in the period ended September 30, 2001 on late filed payroll tax returns in prior years.

     For the three months ended September 30, 2001, the Company reported a net loss of $14,588, or basic loss per share of .01, as compared to a net loss of $89,229, or a basic loss per share of $.02 for the three months September 30, 2000. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended September 30, 2001 and September 30, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (CONTINUED)

Results of Operations (continued)

Six months ended September 30, 2001 compared to six months ended September 30, 2000

     Operating expenses were $35,530 for the six months ended September 30, 2001, as compared to $97,911 for the six months ended September 30, 2000. This decrease of $62,381 or 64%, was due to a new assessment in the period ended September 30, 2000 by New York State of penalties on late filing of income taxes for prior years and a reduction in salaries and professional fees.

     The Company incurred no interest expense in the six months ended September 30, 2001, as compared to $19,326 in the six months ended September 30, 2000. The recognition of interest expense was a result of an assessment by the State of New York, in the period ended September 30, 2000 on late filed payroll tax returns in prior years.

Liquidity and Capital Resources

     At September 30, 2001, the Company reported cash and cash equivalents of $583, working capital deficit of $396,494, and stockholders' equity of $(204,053) as compared to cash and cash equivalents of $618, working capital deficit of $455,466, and stockholders' equity of $(168,525) at March 31, 2001.

     The Company used $74,731 from operating activities for the six months ended September 30, 2001 and $55,334 for the six months ended September 30, 2000.

     The Company provided $74,696 from financing activities for the period ended September 30, 2001 and $58,950 for the period ended September 30, 2000 The primary source of these funds were additional loans made to the Company by an officer of the Company.

     As a result, cash decreased $35 for the six months ended September 30, 2001 and increased $3,616 for the six months ended September 30, 2000.

For the six months ended September 30, 2001, the Company reported a consolidated net loss of $35,528, or basic earnings deficit per share of $.007, as compared to a net loss of $116,816, or a basic earnings deficit per share of $.03, for the six months ended September 30, 2000. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the six months ended September 30, 2001 and 2000.

Trends Affecting Liquidity, Capital Resources and Operations

         Since the Company ostensibly has no operations, there are no trends that will affect liquidity, capital resources, and operations.

PART II.          OTHER INFORMATION


Item 1.  Legal Proceedings:

The Company is not a party to any other material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

Item 2.           Changes in Securities and Use of Proceeds:  None.

Item 3.           Defaults Upon Senior Securities:   None.

Item 4.           Submission of Matters to a Vote of Security Holders: None.

Item 5.           Other Information:        None.

Item 6.           Exhibits and Reports on Form 8-K:

(a)      Exhibits:  None

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 2001.





                                           UNITED TEXTILES & TOYS CORP.

                                   By: /s/ Ilan Arbel
                                           Ilan Arbel
                                           Chief Executive Officer and President


                                   By: /s/ Allean Goode
                                           Allean Goode
                                           Secretary and Treasurer