Form 10QSB
period 2001-12-31
UNITED TEXTILES & TOYS INC
filed 2002-02-13
CIK 895092

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

                For the quarterly period ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                          UNITED TEXTILES & TOYS CORP.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Delaware                                                  13-3626613
        ---------------------------------                     ----------------------------------
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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of February 11, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I.                   FINANCIAL INFORMATION                                                              Page
                                                                                                            Number

Item 1.          FINANCIAL STATEMENTS
                 Balance Sheets as of  December 31, 2001 (unaudited)
                 and March 31, 2001.                                                                           3

                 Statements of Operations (unaudited) for the nine and three months ended December 31,
                 2001 and December 31, 2000                                                                    5

                 Statements of Cash Flows (unaudited) for the nine months ended
                 December 31, 2001 and December 31, 2000
                                                                                                               6

                 Notes to Financial Statements                                                                 7

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                               9

                                 BALANCE SHEETS
                   As of December 31, 2001 and March 31, 2001

                                                                                             Dec. 31,              March 31,
                                                                                               2001                  2001
                                                                                         ------------------    ------------------

                                     ASSETS

     CURRENT ASSETS:
       Cash                                                                                         $ 478                 $ 618
       Prepaid expenses and other current assets                                                    3,746                 5,689
                                                                                         ------------------    ------------------
            Total current assets                                                                    4,224                 6,307
                                                                                         ------------------    ------------------

     FURNITURE, FIXTURES AND EQUIPMENT
       Furniture, fixtures and equipment                                                           38,152                38,152
       Accumulated depreciation on furniture, fixtures and equipment                              (38,152)              (38,152)
                                                                                         ------------------    ------------------
       Furniture, fixtures and equipment - Net
                                                                                                        0                     0
                                                                                         ------------------    ------------------

     OTHER ASSETS
       Due from affiliates                                                                        167,783               279,721
       Deposits and other assets                                                                    7,220                 7,220
                                                                                         ------------------    ------------------
            Total other assets                                                                    175,003               286,941
                                                                                         ------------------    ------------------


               Total Assets                                                                $      179,227        $      293,248
                                                                                         ==================    ==================

     The accompanying notes are an integral part of these consolidated financial statements

                                 BALANCE SHEETS
                   As of December 31, 2001 and March 31, 2001

                                                                                      Dec. 31,              March 31,
                                                                                        2001                   2001
                                                                                   ----------------       ---------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable                                                                     $ 48,173           $    65,353
   Accrued expenses and other current liabilities                                         51,838               144,083
   Due to Officer                                                                        300,803               252,337
                                                                                   ----------------       ---------------

        Total current liabilities                                                        400,814               461,773
                                                                                   ----------------       ---------------
        Total liabilities                                                                400,814               461,773
                                                                                   ----------------       ---------------

 STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at December 31, 2001 and 4,550,234 shares issued and
   outstanding at March 31, 2001                                                           4,550                 4,550
   Additional paid-in capital                                                          8,142,281             8,142,281
   Retained earnings (Deficit)                                                        (8,368,418)           (8,315,356)
                                                                                   ----------------       ---------------

        Total stockholders' equity                                                      (221,587)             (168,525)
                                                                                   ----------------       ---------------

        Total liabilities and stockholders' equity                                     $ 179,227            $  293,248
                                                                                   ================       ===============


     The accompanying notes are an integral part of these consolidated financial statements

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                             For the Three Months Ended                  For the Nine months Ended
                                                       ---------------------------------------    ----------------------------------
                                                           Dec. 31,              Dec. 31,             Dec. 31,           Dec. 31,
                                                             2001                  2000                 2001              2000
                                                       ------------------    -----------------    -----------------    -------------
                                                                                 Restated                                Restated
                                                                                 (Note 4)                                (Note 4)

Operating expenses:
  Operating expenses                                       $ 17,537              $ 31,429             $ 53,067           $ 129,340
  Interest expense                                                -                     -                    -              19,326
                                                       ------------------    -----------------    -----------------    -------------
         Total operating expenses                            17,537                31,429               53,067             148,666
                                                       ------------------    -----------------    -----------------    -------------
Operating income (loss)                                     (17,537)              (31,429)             (53,067)           (148,666)
Other income:
         Interest and other income                                3                   302                    5                 724
                                                       ------------------    -----------------    -----------------    -------------

Net loss                                                  $ (17,534)            $ (31,127)           $ (53,062)         $ (147,942)
                                                       ==================    =================    =================    =============


Calculation of basic and diluted common share and
share equivalents:
Basic and diluted loss per common share and share
equivalent                                                $  (.004)             $  (.007)            $  (.012)          $   (.033)
                                                       ==================    =================    =================    =============

Weighted average number of common shares
outstanding                                               4,550,234             4,550,234            4,550,234           4,550,234
                                                       ==================    =================    =================    =============



     The accompanying notes are an integral part of these consolidated financial statements

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                                          For the Nine Months Ended
                                                                                                    --------------------------------
                                                                                                        Dec. 31,          Dec. 31,
                                                                                                          2001             2000
                                                                                                    -----------------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                                $(53,062)     $(147,942)
                                                                                                    -----------------    -----------
    Adjustments to reconcile net loss to cash (used) provided for operating
    Activities: Changes in assets and liabilities:
       (Increase) decrease in prepaid and other current assets                                                 1,943              -
       Increase (decrease) in accounts payable                                                               (17,180)        (3,367)
       Increase (decrease) in accrued expenses and other liabilities                                         (92,245)        67,767
                                                                                                    -----------------    -----------
              Total adjustments                                                                             (107,482)        64,400
                                                                                                    -----------------    -----------
              Net cash provided (used) by operating activities                                              (160,544)       (83,542)
                                                                                                    -----------------    -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Investment in affiliated companies                                                                          -         44,708
                                                                                                    -----------------    -----------
              Net cash provided by (used for) investing activities                                                 -         44,708
                                                                                                    -----------------    -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Loans and exchanges-officer                                                                            48,466         103,892
      Loans and advances- affiliates                                                                        111,938         (65,208)
                                                                                                    -----------------    -----------
            Net cash provided by (used for ) financing activities                                           160,404          38,684
                                                                                                    -----------------    -----------

    NET INCREASE (DECREASE) IN CASH                                                                            (140)           (150)
                                                                                                    -----------------    -----------

    Cash, beginning of period                                                                                   618             750
                                                                                                    -----------------    -----------
    Cash, end of period                                                                                   $     478           $ 600
                                                                                                    =================    ===========

    Supplemental disclosure of cash flow information:
    Interest paid                                                                                         $       -            $ -
                                                                                                    -----------------    -----------
    Taxes paid                                                                                            $     455            $ -
                                                                                                    =================    ===========

     The accompanying notes are an integral part of these consolidated financial statements

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)





NOTE 1 -          BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the nine months ended December 31, 2001 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended March 31, 2001, as filed with the Securities and Exchange Commission.

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

                          UNITED TEXTILES & TOYS CORP.
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)


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

Three months ended December 31, 2001 compared to three months ended December 31, 2000

Operating expenses were $17,537 for the three months ended December 31, 2001 as compared to $31,429 for the three months ended December 31, 2000. This decrease of $13,892 or 44%, was primarily due to a reduction in salaries and professional fees. A comparative listing of selected operating expenses for the two periods is as follows:

                                               Dec. 31,          Dec. 31,
                                                 2001              2000
                                             --------------    --------------

Salaries                                           $ 2,925          $ 12,675
Professional fees                                    5,000            10,250
Transfer agent fees                                  1,591             2,363
Other expenses                                       8,021             6,141
                                             --------------    --------------
Total                                              $17,537          $ 31,429
                                             ==============    ==============

The Company incurred no interest expense in the three months ended December 31, 2001 nor in the three months ended December 31, 2000.

For the three months ended December 31, 2001, the Company reported a net loss of $17,534, or basic loss per share of $.004, as compared to a net loss of $31,127, or a basic loss per share of $.007 for the three months December 31, 2000. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended December 31, 2001 and December 31, 2000.

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000

Operating expenses were $53,067 for the nine months ended December 31, 2001, as compared to $129,340 for the nine months ended December 31, 2000. This decrease of $76,273 or 59%, was due to an assessment in the period ended December 31, 2000 by the State of New York for penalties on late filing and payment of both corporate franchise and payroll tax returns for prior years. Additionally, salaries and professional fees were reduced by $44,728.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (CONTINUED)

Results of Operations (continued)

A comparative listing of selected operating expenses for the two periods is as follows:

                                               Dec. 31,          Dec. 31,
                                                 2001              2000
                                             --------------    --------------

Salaries                                           $ 8,775          $ 38,225
Professional fees                                   27,000            42,278
Transfer agent fees                                  6,599             5,939
Penalty assessments                                      -            27,632
Other expenses                                      10,693            15,266
                                             --------------    --------------
Total                                              $53,067     $     129,340
                                             ==============    ==============

The Company incurred no interest expense in the nine months ended December 31, 2001, as compared to $19,326 in the nine months ended December 31, 2000. The recognition of interest expense was a result of an assessment by the State of New York, in the period ended September 30, 2000 for late filing of both franchise and payroll tax returns.

Liquidity and Capital Resources

At December 31, 2001, the Company reported cash and cash equivalents of $478, working capital deficit of $396,593, and stockholders' equity of $(221,587) as compared to cash and cash equivalents of $618, working capital deficit of $455,466, and stockholders' equity of $(168,525) at March 31, 2001.

The Company used $160,544 from operating activities for the nine months ended December 31, 2001 and $83,542 for the nine months ended December 31, 2000.

The Company reported no activity from investing during the period ended December 31, 2001 and an increase from investing activities in the period ended December 30, 2000 of $44,708.

The Company provided $160,404 from financing activities for the period ended December 31, 2001 and $38,684 for the period ended December 31, 2000 The primary source of these funds were additional loans made to the Company by an officer of the Company.

As a result, cash decreased $140 for the nine months ended December 31, 2001 and decreased $150 for the nine months ended December 31, 2000.

For the nine months ended December 31, 2001, the Company reported a net loss of $53,067, or basic earnings deficit per share of $.012, as compared to a net loss of $147,942, or a basic earnings deficit per share of $.033, for the nine months ended December 31, 2000. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the nine months ended December 31, 2001 and 2000.

Trends Affecting Liquidity, Capital Resources and Operation

Since the Company ostensibly has no operations, there are no trends that will affect liquidity, capital resources, and operations. 10