Form 10KSB
period 2002-03-31
UNITED TEXTILES & TOYS INC
filed 2002-07-15
CIK 895092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-21178

                              U.S. Biomedical Corp.

             (Exact Name of Registrant as Specified in its Charter)

                          United Textiles & Toys Corp.

                           (Former Name of Registrant)

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

The Registrant's revenues for its fiscal year ended March 31, 2002 were $0.

The aggregate market value of the voting stock on July 11, 2002 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $65,253 based upon the closing price for such Common Stock on said date ($.20), as reported by a market maker. On such date, there were 4,550,234 shares of Registrant's Common Stock outstanding.

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

General

U.S. Biomedical Corp. (formerly known as United Textiles & Toys Corp. and Mister Jay Fashions International, Inc.) (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities.

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

On March 22, 2002, the majority of the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 500,000,000 , to authorize the creation of 10,000,000 shares of "blank check" preferred stock and to change the Company's name from "United Textiles & Toys Corp." to "U.S. Biomedical Corp.".

On June 6, 2002, the Company entered into an Agreement with Multimedia and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,080 shares of common stock of Multimedia in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by the Company to EACC (the "Debt"). In consideration for the issuance of the 3,229,080 shares of common stock, the Company entered into a promissory note whereby it agreed to pay to Multimedia the amount of $239,986.59. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.


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

Ownership of the Company

At fiscal year end March 31, 2002, 3,571,429 (or 78.5%) of the Company's shares of Common Stock were owned by Multimedia, the Company's parent. The president, chief executive officer, and a director of Multimedia is Ilan Arbel who is also the president, chief executive officer and a director of the Company. Multimedia is a Delaware corporation and public company which was organized in 1994

The following chart depicts the Company's approximate ownership structure as of March 31, 2002:


                     Multimedia Concepts International, Inc.
                                      (79%)
                                       ||
                                       \/
                              U.S. Biomedical Corp.

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



                                         Common Stock (1)

  Calendar Period                      Low                 High

       2000

01/01/00 - 03/31/00                   0.25                 1.47
04/01/00 - 06/30/00                   0.06                 0.47
07/01/00 - 09/30/00                   0.03                 0.16
10/01/00 - 12/31/00                   0.03                 0.13

       2001

01/01/01 - 03/31/01                   0.02                 0.07
04/01/01 - 07/01/01                   0.02                 0.02
07/01/01 - 09/30/01                   0.02                 0.02
10/01/01 - 12/31/01                   0.04                 0.01

       2002

01/01/02 - 03/31/02                   0.03                 0.02
04/01/02 - 06/30/02                   0.17                 0.03



(1) Reflects the 1 for 10 reverse stock split effected in March 1997.

As of July 12, 2002, there were approximately 73 holders of record of the Company's Common Stock, although the Company believes that there are additional beneficial owners of shares of Common Stock held in street name. As of July 12, 2002, the number of outstanding shares of the Company's Common Stock was 4,550,234.

Recent Sales of Unregistered Securities

The Company sold no unregistered securities during the fiscal year ended March 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this report which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income , and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.

Critical Accounting Policies

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

                  Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the years ended March 31, 2002 and March 31, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

         h.       Impairment of Long-Lived Assets:

                  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the years ended March 31, 2002 and March 31, 2001.

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

                  This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 . There were no other items of comprehensive income to report during the years ended March 31, 2002 and March 31, 2001.

                  In December 1999, the Securities and Exchange
                  Commission issued staff Accounting Bulleting No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No. 101.

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:


                                                                    2002                   2001

     Balance Sheet Data:

     Working capital (deficiency)                                    $  (346,806)             $(455,466)

     Total assets                                                        113,551                293,248

     Total current liabilities                                           350,578                461,773

     Stockholders' equity                                               (237,027)              (168,525)

     Operating Data:

     Net sales                                                              -                      -

     Cost of sales                                                           -                     -

     Total operating expenses                                              68,508               154,170

     Net income (loss)                                                   (68,502)              (172,670)

     Income (loss)  per common share                                        (.02)                  (.04)

     Weighted average shares outstanding                               4,550,234              4,550,234


Plan of Operations

         Although the Company at present does not have operating revenues, it is actively seeking to acquire ventures in a variety of fields that would lead to a resumption of operating activities.

         The Company's President, Chief Executive Officer and a Director has committed to guaranty funding of cash requirements for present activities for the next twelve months. Should the Company acquire a new venture, the Company will attempt to seek to raise capital by going to the capital markets.

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

         U.S. Biomedical Corp.'s (Formerly United Textiles & Toys Corp.) (the "Company") board of directors voted to cease all manufacturing activities as of March 31, 1998 due to continuing losses.

                                 For the year ended March 31, 2002 compared to
the year ended March 31, 2001

         Operating expenses were $68,508 for the year ended March 31, 2002 as compared to $154,170 for the year ended March 31, 2001. This represented a decrease of $85,662 or 55.6%. The decrease can be attributed primarily to the reduction of activity during the fiscal year ended March 31, 2002.

         A comparative listing of selected operating expenses for the two years presented is as follows:

                                                                             March 31,            March 31,
                                                                                2002                2001
                                                                           ---------------     ----------------

       Salaries                                                                $ 11,700        $     50,900
       Payroll taxes                                                                974               3,894
       Professional fees                                                         38,500              57,278
       Travel                                                                     7,575                 500
       Filing fees                                                                6,599               6,760
       Payroll Taxes prior years-penalties                                        3,160              27,632
       Other operating expenses                                                   3,160               7,206
                                                                           ---------------     ----------------
       Total                                                                   $ 68,508        $    154,170
                                                                           ===============     ================

Liquidity and Capital Resources

         At March 31, 2002, working capital deficit was $577,793 as compared to a working capital deficit of $680,666 as of March 31, 2001. This change in working capital is mainly due to the Company paying down its accrued expenses and other current liabilities.

         For the year ended March 31, 2002, operating activities used funds of $159,786 as compared to the year ended March 31, 2001 in which $91,524 was used by operating activities. This increase in funds used by operating activities was due primarily to no revenues being recorded during the period ended March 31, 2002.

         Financing activities provided funds of $159,194 during the year ended March 31, 2002 as compared to providing $91,392 during the year ended March 31, 2001. The primary reason for the increase of financing funds was additional loans made to the Company by an officer of the Company to fund operations.

                   AMENDMENT TO THE ARTICLES OF INCORPORATION

         On May 23, 2002, the majority stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 500,000,000, to authorize the creation of 10,000,000 shares of "blank check" preferred stock and to change the Company's name from United Textiles & Toys Corp. to U.S. Biomedical Corp. The Company currently has authorized capital stock of 10,000,000 shares and approximately 4,550,234 shares of Common Stock are outstanding as of the Record Date. The Board believes that the increase in authorized common shares would provide the Company greater flexibility with respect to the Company's capital structure for such purposes as additional equity financing, and stock based acquisitions. The Company anticipates that the "blank check" preferred stock will be designated into classes as deemed appropriate by the Company in the future.

Change of the Company's Name

        The amendment to the Company's Articles of incorporation will change the Company's name from United Textiles & Toys Corp. to U.S. Biomedical Corp. The Company is changing its name to U.S. Biomedical Corp. in anticipation of potentially merging with a company in the medical field.

Increase In Authorized Common Stock

         The terms of the additional shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock. However, because holders of Common Stock have no preemptive rights to purchase or subscribe for any unissued stock of the company, the issuance of additional shares of common Stock will reduce the current stockholders' percentage ownership interest in the total outstanding shares of Common Stock. This amendment and the creation of additional shares of authorized common stock will not alter the current number of issued shares. The relative rights and limitations of the shares of Common Stock will remain unchanged under this amendment.

         As of the record date, a total of 4,550,234 shares of the Company's currently authorized 10,000,000 shares of Common Stock are issued and outstanding. The increase in the number of authorized but unissued shares of Common Stock would enable the Company, without further stockholder approval, to issue shares form time to time as may be required for proper business purposes, such as raising additional capital for ongoing operations, business and asset acquisitions, stock splits and dividends, present and future employee benefit programs and other corporate purposes.


                                                                          6


         One of the effects of the amendment might be to enable the Board of Directors to render it more difficult to, or discourage an attempt to, obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of present management. The Board of Directors would, unless prohibited by applicable law, have additional shares of Common Stock available to effect transactions (such as private placements) in would thereby dilute the interest of any party attempting to gain control of the Company. Such action could discourage an acquisition of the Company, which stockholders might view as desirable.

Creation Of Blank Check Preferred Stock

         The amendment to the Articles of Incorporation will create 10,000,000 authorized shares of "blank check" preferred stock. The proposed Amendment to the Articles of Incorporation.

         The term " blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the board of directors of the Company upon issuance. The authorization of such blank check preferred stock would permit the Board of Directors to authorize and issue preferred stock from time to tome in one or more series.

         Subject to the provisions of the Company's Amended and Restated Articles of Incorporation and the limitations prescribed by law, the board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgement as to the best interests of the Company and its stockholders. The board of directors is seeking stockholder approval of an amendment to the Articles of Incorporation which would give the board of directors flexibility, without further stockholders action, to issue preferred stock on such terms and conditions as the board of directors deems to be in the best interests of the Company and its stockholders.

         The amendment will provide the Company with increased financial flexibility in meeting future capital requirements by providing another type of security in addition to its Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the board of directors for any proper corporate purpose. It is anticipated that such purpose may include exchanging preferred stock for Common Stock and, without limitation, may include the issuance for cash as a means of obtaining capital for use by the Company, or issuance as part or all of the consideration required to be paid by the Company for acquisitions of other businesses or assets.

         Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing thee number of outstanding shares entitled to vote and by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise.
                                        7
         The ability of the board of directors to issue such additional shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result form such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

         While the amendment may have anti-takeover ramifications, the board of directors believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the amendment may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the board of directors enabling the board of directors to consider the proposed transaction in a manner that best serves the stockholders' interests.

         The Company's majority stockholders also approved the 2002 Employee Stock Option Plan (the "2002 Option Plan") pursuant to which options to purchase up to 50,000,000 shares of common stock may be issued thereunder. The following is a summary of principal features of the 2002 Option Plan.

General

         Under 2002 option Plan options may be granted which are intended to qualify as Incentive Stock Options ("ISO") under Section 422 of the Internal Revenue Code of 1986 (the "Code"). The 2002 Option Plan is not a qualified deferred compensation plan under Section 401 (a) of the Internal Revenue Income Security Act of 1974 ("ERISA").

Purpose

         The primary purpose to the 20002 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's future business that it selects to enter and to facilitate the ownership of the Company's stock by employees at such time as the Company has employees. In the event that the 2002 Option Plan is not adopted the Company may have considerable difficulty in attraction and retaining qualified personnel. Officers, directors and consultants.

Administration

The 2002 Option Plan, will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All question of interpretation of the 2002 Option Plan are determined by the determination by a majority of the members of the Board of Directors.

Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

Members of the Board of Directors who are eligible employees are permitted to participate in the 2002 Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2002 Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2002 Option Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3
(c) (3) (i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

Eligibility

Under the 2002 Option Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2002 Option Plan.

Terms Of Options

The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

(a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2002 Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 100% of fair market value of such Common Shares at the time such Option is granted. The purchase Price of the Common Shares subject to each Non- ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market Value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO.

(b) Vesting. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.
(c) Expiration. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for tem (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2002 Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

(d) Transferability. No Option shall be transferable, except by will or the laws of descent and distributions, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

(e) Option Adjustments. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.
                                                                          9
                  Except as otherwise provided in the 2002 Option Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

(f) Termination, Modification and Amendment. The 2002 Option Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the 2002 Option Plan. Subject to certain restrictions, the 2002 Option Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

Restrictions of Resale

         Certain officers and directors of the company may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2002 Option Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption form the registration requirements of the Securities Act.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

The following table sets forth the names, ages, and titles of all directors and officers of the Company:



Name                          Age                  Position

Ilan Arbel                    50                   Chief Executive Officer, President, and Director

Rivka Arbel                   49                   Vice President and Director

Allean Goode                  70                   Secretary, Treasurer and Director
    -------------------

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

Ilan Arbel has been the president, chief executive officer, and a director of the Company since 1991. Mr. Arbel was the president, chief executive officer, and a director of America Toys, Inc. (now known as U.S. Wireless Corp.) ("Atoys") from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his position as chief executive officer and a director until July 1996. Mr. Arbel was the president, secretary, and a director of Multimedia from inception until June 12, 1995. He was reelected a director in August 1995 and president and chief executive officer in May 1996. Since its inception, in February 1997, Mr. Arbel has been the president, chief executive officer and a director of U.S. Apparel. From May 1993 to April 1997, Mr. Arbel was a director of Play Co. (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Since 1996, Mr. Arbel has been the president and a director of USSC. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel studied economics and business administration for four years at the University Bar Ilan in Israel.

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

In August 2001, the United States Attorney's Office for the Eastern District of New York of the United States District Court issued an indictment against Ilan Arbel and eleven other individuals. The indictment charged Mr. Arbel with violations related to the issuance, sale and purchase of securities, including the securities of Multimedia. Specifically, Mr. Arbel was named in 13 counts of a 51-count indictment. Mr. Arbel was charged with one count of conspiracy to commit securities fraud; two counts of securities fraud; one count of conspiracy to commit money laundering; one count of conspiracy to engage in unlawful monetary transactions; and eight counts of money laundering. Mr. Arbel has pled not guilty and intends to vigorously contest the allegations and he believes that the allegations are without merit. An unfavorable resolution of the matter could adversely impact the value of the Company's securities, and could prevent Mr. Arbel from rendering services to, or continuing his affiliation with the Company.

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

No person (a "Reporting Person") who during the fiscal year ended March 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of equity securities of the Company registered under Section 12 of the Securities Exchange Act of 1934), failed to file on a timely basis reports required by Section 16 of the Act during the most recent fiscal year. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 2002, 2001, and 2000 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                                      Compensation

Ilan Arbel
  President,  CEO,
 And Director             2002             --       --              --             --             --            --            --
                          2001        $39,000       --              --             --             --            --            --
                          2000        $39,000       --              --             --             --            --            --

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

2002 Employee Stock Option Plan

In 2002, the Company adopted the 2002 Employee Stock Option Plan ("ESOP"). The board believes that the ESOP is necessary to attract and retain the best available personnel for positions with the Company. Under the ESOP, options to purchase an aggregate of not more than 50,000,000 shares of Common Stock may be granted from time to time to key employees, officers, directors, advisors, and independent consultants to the Company and its subsidiaries.

The board of directors is charged with administration of the ESOP and is generally empowered to interpret it, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the employees to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of the fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company). The per share exercise price for Non-ISO will not be less than 85% of the fair market value of a share of the Common Stock on the date the option is granted.

Options will be exercisable for a term determined by the board which is within its sole discretion. Options may be exercised only while the original grantee has a relationship with the Company or a subsidiary of the Company which confers eligibility to be granted options or up to ninety (90) days after termination other than (i) by reason of death, (ii) voluntarily by the optionee or (iii) for cause at the sole discretion of the board. If the employee is terminated voluntarily by the employee or for cause, then the option will terminate immediately. If the employee dies then the optionee may be exercised at anytime within twelve months after such employee's death. In the event of certain basic changes in the Company, including a change in control of the Company (as defined in the Plan) in the discretion of the board, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Options may be exercised during the holder's lifetime only by the holder or the guardian or legal representative of the holder.

Options granted pursuant to the ESOP may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422A of the Internal Revenue Code of 1986. Accordingly, the ESOP provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the ESOP, provided, however, that certain material modifications affecting the ESOP must be approved by the shareholders, and any change in the ESOP that may adversely affect an optionee's rights under an option previously granted pursuant to same requires the consent of the optionee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 10, 2002 (on which date there were 4,550,234 shares outstanding), by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:



                 Name and Address                        Number of Shares            Percent of Common Stock
              of Beneficial Owner(1)                   Beneficially Owned(1)          Beneficially Owned(1)
Multimedia Concepts International, Inc. (2)
1385 Broadway, Suite 814
New York, New York  10018                                    3,571,429                        78.5%

Ilan Arbel (2)(3)                                            3,571,429                        78.5%

Allean Goode                                                    --                              --

Rivka Arbel                                                     --                              --

Officers and Directors as a Group                                                             78.5%
(3 persons)                                                  3,571,429

(1) Unless otherwise indicated, the address for each listed director or officer is c/o U.S. Biomedical Corp., 1385 Broadway, Suite 814, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from July 12, 2002 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 4,550,234 shares of common stock outstanding as of July 12, 2002.

(2) Multimedia's chief executive officer, president and a director is Mr. Arbel, the chief executive officer, president and a director of the Company. By virtue of such positions, Mr. Arbel has voting and dispositive control over shares of the Company beneficially owned by Multimedia and therefore may be deemed to beneficially own such shares.

(3) By virtue of Mr. Arbel's voting and dispositive control of shares of the Company beneficially owned by Multimedia (see footnotes (2) above), Mr. Arbel may be deemed to beneficially own approximately 78.5% of the Company's outstanding Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has loaned funds to MultiMedia from time to time in the form of non-interest bearing loans which are due on demand. As of March 31, 2002, Multimedia was indebted to the Company in the amount of $234,369. As Of March 31, 2001, the balance due from Multimedia was $279,721.

Mr. Arbel, the Company's president, chief executive officer and a director, has provided on an ongoing basis funding for working capital purposes. Such loans are due on demand and are non-interest bearing. As of March 31, 2002, the amount due to Mr. Arbel was $234,369. As of March 31, 2001, such amount increased to $252,337.

On June 6, 2002, the Company entered into an Agreement with Multimedia and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,080 shares of common stock of Multimedia in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by the Company to EACC (the "Debt"). In consideration for the issuance of the 3,229,080 shares of common stock, the Company entered into a promissory note whereby it agreed to pay to Multimedia the amount of $239,986.59. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) The following financial statements of the Company are included as Part II,
Item 7:





Balance Sheets as of March 31, 2002 and March 31, 2001                                  F-2
Statements of Operations for the years ended March 31, 2002
and March 31, 2001                                                                      F-4
Statement of Changes in Stockholders' Equity for the years
ended March 31, 2002 and March 31, 2001                                                 F-5
Statements of Cash Flows for the years ended March 31, 2002
and March 31, 2001                                                                      F-6
Notes to Financial Statements                                                           F-7



(b) During its last fiscal 2002 quarter, the Company filed no Forms 8-K.

(c) All exhibits, except those designated with an asterisk (*), which are filed herewith, have previously been filed with the Commission either in connection with the Company's Registration Statement on Form SB-2, under file No. 33-55548-NY or as indicated by the reference herein and, pursuant to 17 C.F.R. Section .230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.



3.1         Certificate of Incorporation of the Company filed March 19, 1991.
3.2         Amendment to Certificate of Incorporation of the Company, filed in December, 1992.
3.3         By-Laws of the Company.
3.9         Certificate of Amendment to Certificate of Incorporation of the Company, filed in March 1997.
4.1         Specimen Common Stock Certificate.
10.1        Employee Stock Option Plan. (filed June 13, 2002 as an exhibit to Form S-8 and incorporated herein by reference).
10.2        Compensation agreement between the Company, Ilan Arbel and Rivka Arbel. (filed as an exhibit to Form
            10-KSB for the transition period of October 1, 1994 to March 31, 1995 and incorporated herein by reference).
10.3        Agreement dated June 6, 2002 entered by and between U.S. Biomedical Corp., Multimedia Concepts
            International, Inc. and European American Capital Corporation. (filed herewith).
16.01       Letter on change in certifying accountant (filed as an exhibit to Form 8-K/A, dated May 14, 1997 and incorporated herein by reference).
16.02       Letter on change in certifying accountant (filed as an exhibit to Form 8-K, dated July 21, 1997 and incorporated herein by reference).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of July 2002.

                              U.S. BIOMEDICAL CORP.





By:      /s/ Ilan Arbel
             Ilan Arbel, Chief Executive Officer and
             President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.






/s/Ilan Arbel                               Chief Executive Officer,            7/11/02
Ilan Arbel                                  President, and Director             Date


/s/Allean Goode                             Secretary, Treasurer, and           7/11/02
Allean Goode                                Director                            Date


/s/Rivka Arbel                              Vice President and Director         7/11/02
Rivka Arbel                                                                     Date



                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc)




                                TABLE OF CONTENTS

                        March 31, 2002 and March 31, 2001


                                                       Page

Report of Independent Certified Public Accountant                                                F-1

Financial Statements:

         Balance Sheets as of March 31, 2002 and March 31, 2001                                  F-2

         Statements of Operations for the years ended March 31, 2002
         and March 31, 2001                                                                      F-4

         Statement of Changes in Stockholders' Equity for the two years
         in the period  ended March 31, 2002                                                     F-5

         Statements of Cash Flows for the years ended March 31, 2002
         and March 31, 2001                                                                      F-6

Notes to Financial Statements                                                                    F-7


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




Board of Directors
U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.)


We have audited the accompanying balance sheets of U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.) (A subsidiary of Multimedia Concepts International, Inc.) as of March 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.) at March 31, 2002 and March 31, 2001, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 2002 and 2001 in conformity with generally accepted accounting principles.



Melville, New York


June 5, 2002

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)



                                  BALANCE SHEET
                     As of March 31, 2002 and March 31, 2001

                                                                    March 31,   March 31,
                                                                      2002        2001
                                                                  ---------    ---------
                                                                                (Restated)
                                                                                (Note 12)
                                     ASSETS

  CURRENT ASSETS:
  Cash ........................................................   $      26    $     618
  Prepaid expenses and other current assets ...................       3,746        5,689
                                                                  ---------    ---------
Total current assets ..........................................       3,772        6,307
                                                                  ---------    ---------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................      38,152       38,152
  Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                  ---------    ---------
  Furniture, fixtures and equipment - Net
                                                                          0            0
                                                                  ---------    ---------

OTHER ASSETS
  Due from affiliates .........................................     333,546      504,921
  Deposits and other assets ...................................       7,220        7,220
                                                                  ---------    ---------
  Total other assets ..........................................     340,766      512,141
                                                                  ---------    ---------


          Total Assets ........................................   $ 344,538    $ 518,448
                                                                  =========    =========

    The accompanying notes are an integral part of these financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)


                                  BALANCE SHEET
                     As of March 31, 2002 and March 31, 2001

                                                                                March 31,      March 31,
                                                                                   2002          2001
                                                                               -----------    -----------
                                                                                              (Restated)
                                                                                               (Note 12)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Accounts payable .........................................................   $    60,623    $    65,353
  Accrued expenses and other current liabilities ...........................        55,586        144,083
  Due to affiliated company ................................................       230,987        225,200
  Due to Officer ...........................................................       234,369        252,337
                                                                               -----------    -----------

          Total current liabilities ........................................       581,565        686,973
                                                                               -----------    -----------
          Total liabilities ................................................       581,565        686,973
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at May 23, 2002 and 4,550,234 shares issued and
    outstanding at March 31, 2001 ..........................................         4,550          4,550
  Additional paid-in capital ...............................................     8,142,281      8,142,281
  Retained earnings (Deficit) ..............................................    (8,383,858)    (8,315,356)
                                                                               -----------    -----------

          Total stockholders' equity .......................................      (237,027)      (168,525)
                                                                               -----------    -----------

          Total liabilities and stockholders' equity .......................   $   344,538    $   518,448
                                                                               ===========    ===========

    The accompanying notes are an integral part of these financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS


                                                                           For the Years Ended
                                                                         March 31,      March 31,
                                                                            2002           2001
                                                                       -----------    -----------


Operating expenses:
  Operating expenses ...............................................   $    68,508    $   154,170
  Interest expense .................................................          --           19,326
                                                                       -----------    -----------
          Total operating expenses .................................        68,508        173,496
                                                                       -----------    -----------
  Operating income (loss) ..........................................       (68,508)      (173,496)
Other income:
          Interest and other income ................................             6            826
                                                                       -----------    -----------

Net loss ...........................................................   $   (68,502)   $  (172,670)
                                                                       ===========    ===========

Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and share equivalent .....   $      (.02)   $      (.04)
                                                                       ===========    ===========

Weighted average number of common shares outstanding ...............     4,550,234      4,550,234
                                                                       ===========    ===========


    The accompanying notes are an integral part of these financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                                                                                   Additional
                                                    Common Stock                    Paid-In              Accumulated
                                           --------------------------------
                                              Shares             Amount             Capital                 Deficit
                                           --------------     -------------    -------------------    -------------------

  Balance, March 31, 2000                      4,450,234           $ 4,550             $8,142,281           $(8,142,686)

  Net loss for the year ended
     March 31, 2001                                                                                            (172,670)
                                           --------------     -------------    -------------------    -------------------
                                               4,450,234             4,550              8,142,281            (8,315,356)

  Net loss for the year ended
     March 31, 2002                                                                                             (68,502)
                                           --------------     -------------    -------------------    -------------------
                                               4,450,234           $ 4,550             $8,142,281           $(8,383,858)


   The accompanying notes are an integral part of these financial statements.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                                                   For the Years Ended
                                                                                                March 31,            March 31,
                                                                                                  2002                  2001
                                                                                            ------------------    -----------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                      $  (68,502)           $(172,670)
                                                                                            ------------------    -----------------
    Adjustments to reconcile net loss to cash (used) provided for operating activities: Changes in assets and liabilities:
      Increase (decrease) in prepaid expenses and other current assets                                 1,943                 -
      Increase (decrease) in accounts payable                                                         (4,730)             12,291
      Increase (decrease) in accrued expenses and other liabilities                                  (88,497)             68,855
                                                                                            ------------------    -----------------
              Total adjustments                                                                      (91,284)             81,146
                                                                                            ------------------    -----------------
              Net cash provided (used) by operating activities                                      (159,786)            (91,524)
                                                                                            ------------------    -----------------

    CASH FLOWS FROM FINACING ACTIVITIES:
       Loans and advances - affiliates                                                               177,162             (82,500)
      Increase in loans from officers                                                                (17,968)            173,892
                                                                                            ------------------    -----------------
              Net cash provided by (used for) investing activities                                   159,194              91,392
                                                                                            ------------------    -----------------

    NET INCREASE (DECREASE) IN CASH                                                                     (592)               (132)
                                                                                            ------------------    -----------------

    Cash, beginning of period                                                                            618                 750
                                                                                            ------------------    -----------------
    Cash, end of period                                                                                   26      $          618
                                                                                            ==================    =================
    Supplemental disclosure of cash flow information:
    Interest paid                                                                           $              -      $            -
                                                                                            ==================    =================
    Taxes paid                                                                              $              -      $        6,361
                                                                                            ==================    =================



    The accompanying notes are an integral part of these financial statements
                                       F-6

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



Note 1.  DESCRIPTION OF COMPANY

                  U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.) (the "Company" or "U.S. Biomedical Corp.") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company engaged in the design, manufacturing and marketing of a variety of lower priced women's dresses, gowns and separates for special occasions and formal events. The Company's products were sold primarily in retail clothing and department stores through the United States.

                  As a result of continuing losses, the Company's Board of Directors voted to discontinue operating activities as of March 31, 1998.

                  Until July 1996, the Company was the majority shareholder of American Toys, Inc. ("American Toys"), now known as U.S. Wireless Corp. Since American Toys was then the majority shareholder of Play Co. Toys & Entertainment Corp. ("Play Co."), the Company indirectly held the majority of Play Co. shares. By corporate resolution dated June 1, 1996, the Company authorized its subsidiary, American Toys to spin-off (the "Spin-off Distribution") the Play Co. common shares owned by American Toys to American Toy's stockholders. The Spin-off Distribution was effected in August 1996.

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

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

                  Multimedia Concepts International, Inc. ("Multimedia"):
                  Majority stockholder of U.S. Biomedical Corp. Multimedia Concepts International, Inc. currently owns 78.5% of the outstanding common shares of the Company's common stock. The president and director of Multimedia Concepts International, Inc. is Ilan Arbel, who is also the president and director of the Company.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



Note 1.  DESCRIPTION OF COMPANY (continued)

                  Nature of Relationship with Affiliates (continued):

                  The following chart graphically depicts the Company's ownership structure at March 31, 2002 for those entities under common control:

                    Multimedia Concepts International, Inc.
                                       ||
                                       \/
                                      78.5%
                        U.S. Biomedical Corp. (Formerly
                         United Textiles & Toys Corp.)




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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                  g.       Net Loss Per Share: (continued)

                           Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the years ended March 31, 2002 and March 31, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                           The following summarizes the components of the basic and diluted loss per common share and share equivalents:

                                                                                                   Years Ended March 31,
                                                                                               -------------------------------
                                                                                                   2002             2001
                                                                                               -------------    --------------

                           Net loss applicable to common shares                                $    (.02)       $    (.04)
                                                                                               =============    ==============

                  h.       Impairment of Long-Lived Assets:

                           SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the years ended March 31, 2002 and March 31, 2001.

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS



Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

i.       Effect of New Accounting Pronouncements: (continued)

                           This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 . There were no other items of comprehensive income to report during the years ended March 31, 2002 and March 31, 2001.

                           In December 1999, the Securities and Exchange Commission issued staff Accounting Bulleting No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No. 101.

Note 3.            INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.

                  On January 2, 1998, the Company issued 3,571,429 shares of its common stock to International Land & Resort, Inc., a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia Concepts International, Inc.

                  As a result of this transaction, Multimedia Concepts International, Inc., owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia Concepts International, Inc.

                  On January 20, 1998, U.S. Stores acquired 1,465,000 shares Multimedia Concepts International, Inc.'s common stock. U.S. Stores was incorporated on November 10, 1997. The Company's president is also President and Director of U.S. Stores. In December 2001 US Stores divested of its ownership in Multimedia International Concepts, Inc.. The Shares were sold to numerous individual investors, none of whom acquired a significant interest in Multimedia.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 4.  FIXED ASSETS

                  Fixed assets consisted of the following:
                                                                                               March 31
                                                                                   ---------------------------------
                                                                                       2002               2001
                                                                                   --------------    ---------------

                  Furniture, fixtures and equipment                                  $ 38,152           $ 38,152
                Less: Accumulated depreciation and amortization                       (38,152)           (38,152)
                                                                                   --------------    ---------------
                                                                                    $      -          $      -
                                                                                   ==============    ===============


Note 5.  INCOME TAXES

                  The components of the deferred tax assets and liabilities are as follows:

                                                                                  March 31,            March 31,
                                                                                    2002                  2001
                                                                              ------------------    -----------------
         Deferred tax assets:

         Net operating loss carryforwards                                     $     4,163,609         $4,013,201
                                                                              ------------------    -----------------

         Gross deferred tax assets                                                  4,163,609          4,013,201

         Deferred tax liabilities:

         State income taxes                                                          (169,857)          (172,283)
                                                                              ------------------    -----------------

         Net deferred tax assets before valuation allowances                        3,993,752            3,840,918

         Valuation allowance                                                       (3,993,752)          (3,840,918)
                                                                              ------------------    -----------------

         Net deferred tax assets                                              $           0         $           0
                                                                              ==================    =================


                           At March 31, 2002 and March 31, 2001, the Company
                  established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $152,834 for the year ended March 31, 2002.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

Note 5.  INCOME TAXES (continued)

                  As of March 31, 2002, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $3,876,549 which expire at various times through September 30, 2011 and $287,060 in net operating loss carryforwards which expire at various times through September 30, 2016. For State and local purposes, the Company has available NOL's of $4,163,154 which expire at various times through September 30, 2011. The Company's tax year for Federal and State and Local tax purposes is September 30th.

                  Utilization of the NOL's may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

                  A reconciliation of Income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax rate is as follows:

                                                                                   March 31,            March 31,
                                                                                      2002                2001
                                                                                -----------------    ----------------

                  Federal statutory income tax (benefit) rate                            (34.0)%             (34.0)%

                  State tax benefit, net of Federal liability                            (12.2)%             (12.2)%

                  Net change in  valuation allowance                                       46.2%               46.2%

                  Effective income tax (benefit) rate                                     ( - )%              ( - )%


Note 6.           INCENTIVE STOCK OPTION PLAN

                  During 1992, the Company adopted an Incentive Stock option Plan (the Plan) whereby options to purchase an aggregate of not more that 150,000 shares of common stock may be granted from time to time to key employees, officers, directors, advisors and independent consultants to the Company. As of March 31, 2002, 70,000 options had been granted under the Plan. The following table summarizes transactions pursuant to the Company's Incentive Stock Option Plan.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

Note 6.  INCENTIVE STOCK OPTION PLAN (continued)

                                                        Weighted Average
                                                       Exercise Price Per
                                                              Share                 Outstanding
                                                     ------------------------     -----------------

                 March 31, 1999                         $      6.50                $   70,000
                         Granted                               --                        --
                         Exercised                             --                        --
                         Cancelled                             --                        --
                                                        ------------------        -----------------
                 March 31, 2001                         $      6.50                $   70,000
                         Granted                               --                        --
                         Exercised                             --                        --
                         Cancelled                             --                        --
                                                        ------------------        -----------------
                 March 31, 2002                         $      6.50                $   70,000
                                                        ==================        =================



                                                        Weighted Average
                                                       Exercise Price Per
                                                              Share                 Outstanding
                                                     ------------------------     -----------------
                 Options Exercisable at:

                 March 31, 1999                         $      6.50                $   70,000

                 March 31, 2001                         $      6.50                $   70,000

                 March 31, 2002                         $      6.50                $   70,000

The following table summarizes information about the Company's stock options outstanding and exercisable at March 31, 2002:

                                                     Outstanding                                              Exercisable
                            --------------------------------------------------------------     -------------------------------------

                                                    Contractual
       Range of             Outstanding at           Period in           Weighted Avg.          Exercisable at         Weighted Avg.
    Exercise Price          Mar. 31, 2002              Years             Exercise Price          Mar. 31, 2002        Exercise Price
-----------------------     ------------------     ---------------     -------------------     ------------------     --------------

      6.50-6.50                  70,000                  10                  $ 6.50                 70,000                  $ 6.50


                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

Note 7.  COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                  The Company's administrative office is located at 1385 Broadway, New York, N.Y. The Company shares this space on a rent-free basis with Multimedia Concepts International, Inc. and U.S. Apparel Corp., a subsidiary of Multimedia Concepts International, Inc. U.S. Apparel Corp. is the prime tenant on the lease and has allowed the Company and its parent to occupy this space.

Note 8.  INVESTMENT IN AFFILIATED COMPANY

                  The Company's investment in Play Co. Toys &
                  Entertainment Corp. (Play Co.) was accounted for on the equity method of accounting. Its investment was reduced to zero as a result of Play Co.'s continued losses. On March 28, 2001 Play Co. filed for protection under Chapter 11 of the US Bankruptcy code.

Note 9.  RELATED PARTY TRANSACTIONS

                  The Company has historically had an arrangement with its parent, International Land & Resort, Inc. and its subsidiary, US Apparel Corp., in which the companies fund each other with working capital.

                  As of March 31, 2002, the Company recorded an outstanding payable to International Land & Resort, Inc. in the amount of $214,642. As of March 31, 2001 the balance due from International Land & Resort, Inc. was $279,721.

                  The Company's President has provided funding for working capital. As of March 31, 2002, the amount due this officer was $234,369. As of March 31, 2001, the Company was indebted to this officer in the amount of $252,337.

Note 10. LITIGATION INVOLVING THE COMPANY'S PRESIDENT

                  In August 2001, the United States Attorney's Office for the Eastern District of New York of the United States District Court issued an indictment against the Company's president Ilan Arbel and eleven other individuals. The indictment charged Mr. Arbel with violations related to the issuance, sale and purchase of securities, including the Securities of Multimedia Concepts International, Inc.

                  Specifically, Mr. Arbel was named in 13 counts of a 51-count indictment. Mr Arbel was charged with one count of conspiracy to commit securities fraud; two counts of securities fraud; on count of conspiracy to commit money laundering; one count of conspiracy to engage in unlawful monetary transactions. And eight counts of money laundering.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 10. LITIGATION INVOLVING THE COMPANY'S PRESIDENT (Continued)

                  Mr. Arbel has pled not guilty and intends to vigorously contest the allegations and he believes that the allegations are without merit. An unfavorable resolution of the matter could adversely impact the value of the Company's securities, and could prevent Mr. Arbel form rendering services to, or continuing his affiliation with the Company.

Note 11. SUBSEQUENT EVENTS

                  Amendment To The Articles Of Incorporation

                  On May 23, 2002, the majority stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 500,000,000, to authorize the creation of 10,000,000 shares of "blank check" preferred stock and to change the Company's name from United Textiles & Toys Corp. to U.S. Biomedical Corp. The Company currently has authorized capital stock of 10,000,000 shares and approximately 4,550,234 shares of Common Stock are outstanding as of the Record Date.

                  The Board believes that the increase in authorized common shares would provide the Company greater flexibility with respect to the Company's capital structure for such purposes as additional equity financing, and stock based acquisitions. The Company anticipates that the "blank check" preferred stock will be designated into classes as deemed appropriate by the Company in the future.

                  Change of the Company's Name

                  The amendment to the Company's Articles of incorporation will change the Company's name from United Textiles & Toys Corp. to U.S. Biomedical Corp. The Company is changing its name to U.S. Biomedical Corp. in anticipation of potentially merging with a company in the medical field.

                  Increase In Authorized Common Stock

                  The terms of the additional shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock. However, because holders of Common Stock have no preemptive rights to purchase or subscribe for any unissued stock of the company, the issuance of additional shares of common Stock will reduce the current stockholders' percentage ownership interest in the total outstanding shares of Common

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

Note 11. SUBSEQUENT EVENTS (Continued)


                  Stock. This amendment and the creation of additional shares of authorized common stock will not alter the current number of issued shares. The relative rights and limitations of the shares of Common Stock will remain unchanged under this amendment.

                  As of the record date, a total of 4,550,234 shares of the Company's currently authorized 10,000,000 shares of Common Stock are issued and outstanding. The increase in the number of authorized but unissued shares of Common Stock would enable the Company, without further stockholder approval, to issue shares form time to time as may be required for proper business purposes, such as raising additional capital for ongoing operations, business and asset acquisitions, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

                  One of the effects of the amendment might be to enable the Board of Directors to render it more difficult to, or discourage an attempt to, obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of present management.

                  Increase In Authorized Common Stock (Continued)

                  The Board of Directors would, unless prohibited by applicable law, have additional shares of Common Stock available to effect transactions (such as private placements) in would thereby dilute the interest of any party attempting to gain control of the Company. Such action could discourage an acquisition of the Company, which stockholders might view as desirable.

                  Creation Of Blank Check Preferred Stock

                  The amendment to the Articles of Incorporation will create 10,000,000 authorized shares of "blank check" preferred stock. The proposed Amendment to the Articles of Incorporation.

                  The term " blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the board of directors of the Company upon issuance. The authorization of such blank check preferred stock would permit the Board of Directors to authorize and issue preferred stock from time to tome in one or more series.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

Note 11. SUBSEQUENT EVENTS (Continued)

                  Subject to the provisions of the Company's Amended and Restated Articles of Incorporation and the limitations prescribed by law, the board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgement as to the best interests of the Company and its stockholders. The board of directors is seeking stockholder approval of an amendment to the Articles of Incorporation which would give the board of directors flexibility, without further stockholders action, to issue preferred stock on such terms and conditions as the board of directors deems to be in the best interests of the Company and its stockholders.

                  The amendment will provide the Company with increased financial flexibility in meeting future capital requirements by providing another type of security in addition to its Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the board of directors for any proper corporate purpose.

                  It is anticipated that such purpose may include exchanging preferred stock for Common Stock and, without limitation, may include the issuance for cash as a means of obtaining capital for use by the Company, or issuance as part or all of the consideration required to be paid by the Company for acquisitions of other businesses or assets.

                  Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing thee number of outstanding shares entitled to vote and by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise. The ability of the board of directors to issue such additional shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result form such an attempt, such as the realization of a premium over the market price that such an attempt could cause.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 11. SUBSEQUENT EVENTS (Continued)

                  Creation Of Blank Check Preferred Stock (Continued)

                  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

                  While the amendment may have anti-takeover ramifications, the board of directors believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the amendment may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the board of directors enabling the board of directors to consider the proposed transaction in a manner that best serves the stockholders' interests.

                  The Company's majority stockholders also approved the 2002 Employee Stock Option Plan (the "2002 Option Plan") pursuant to which options to purchase up to 50,000,000 shares of common stock may be issued thereunder. The following is a summary of principal features of the 2002 Option Plan.

                  General

                  Under 2002 option Plan options may be granted which are intended to qualify as Incentive Stock Options ("ISO") under
                  Section 422 of the Internal Revenue Code of 1986 (the "Code"). The 2002 Option Plan is not a qualified deferred compensation plan under Section 401 (a) of the Internal Revenue Income Security Act of 1974 ("ERISA").

                  Purpose

                  The primary purpose to the 2002 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's future business that it selects to enter and to facilitate the ownership of the Company's stock by employees at such time as the Company has employees. In the event that the 2002 Option Plan is not adopted the Company may have considerable difficulty in attraction and retaining qualified personnel. Officers, directors and consultants.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS

Note 11. SUBSEQUENT EVENTS (Continued)

                  Administration

                  The 2002 Option Plan, will be administered by the Company's Board of Directors, as the Board of Directors may be composed from time to time. All question of interpretation of the 2002 Option Plan are determined by the determination by a majority of the members of the Board of Directors.

                  Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee (the "Committee") of at least two members of the Board of Directors, and delegate to the Committee the authority of the Board of Directors to administer the Plan. Upon such appointment and delegation, the Committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the Plan, subject to certain limitations.

                  Members of the Board of Directors who are eligible employees are permitted to participate in the 2002 Option Plan, provided that any such eligible member may not vote on any matter affecting the administration of the 2002 Option Plan or the grant of any option pursuant to it, or serve on a committee appointed to administer the 2002 Option Plan. In the event that any member of the Board of Directors is at any time not a "disinterested person", as defined in Rule 16b-3 (c) (3) (i) promulgated pursuant to the Securities Exchange Act of 1934, the Plan shall not be administered by the Board of Directors, and may only by administered by a Committee, all the members of which are disinterested persons, as so defined.

                  Eligibility

                  Under the 2002 Option Plan, options may be granted to key employees, officers, directors or consultants of the Company, as provided in the 2002 Option Plan.

                  Terms Of Options

                  The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2002 Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 100% of fair market value of such Common Shares at the time such Option is granted. The purchase Price of the Common Shares subject to each Non- ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market Value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 11. SUBSEQUENT EVENTS (Continued)

b) Vesting. The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted.

c) Expiration. The expiration of each Option shall be fixed by the Board of Directors, in its discretion, at the time such Option is granted; however, unless otherwise determined by the Board of Directors at the time such Option is granted, an Option shall be exercisable for tem (10) years after the date on which it was granted (the "Grant Date"). Each Option shall be subject to earlier termination as expressly provided in the 2002 Option Plan or as determined by the Board of Directors, in its discretion, at the time such Option is granted.

d) Transferability. No Option shall be transferable, except by will or the laws of descent and distributions, and any Option may be exercised during the lifetime of the Optionee only by him. No Option granted under the Plan shall be subject to execution, attachment or other process.

e) Option Adjustments. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend.

                  Except as otherwise provided in the 2002 Option Plan, any Option granted hereunder shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation of the Company. However, the Optionee shall have the right immediately prior to any such transaction to exercise his Option in whole or in part notwithstanding any otherwise applicable vesting requirements.

f) Termination, Modification and Amendment. The 2002 Option Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the 2002 Option Plan. Subject to certain restrictions, the 2002 Option Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Note 11. SUBSEQUENT EVENTS (Continued)

                  Restrictions of Resale

                  Certain officers and directors of the company may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. The Common Stock acquired under the 2002 Option Plan by an affiliate may be reoffered or resold only pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption form the registration requirements of the Securities Act.

                  Due to Affiliated Companies

                  On June 6, 2002, the Company entered into an agreement with Multimedia and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,808 shares of common stock of Multimedia in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by the Company to EACC (the "Debt"). In consideration for the issuance of the 3,299,808 shares of common stock, the Company entered into a promissory note whereby it agreed to pay to Multimedia the amount of $239,986.59. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.

Note 12. RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The balance sheet as of March 31, 2001 contains certain restatements of amounts previously reported.