Form 10QSB
period 2002-06-30
UNITED TEXTILES & TOYS INC
filed 2002-08-19
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      (Former name, address and fiscal year, if changed since last report)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.001 per share: 4,550,234 shares outstanding as of August 10, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

  PART I.                  FINANCIAL INFORMATION                                                              Page
                                                                                                             Number

  Item 1.         FINANCIAL STATEMENTS

                  Balance Sheets as of  June 30, 2002 (unaudited)
                  and March 31, 2002.                                                                                       3

                  Statements of Operations (unaudited) for the three months ended June 30, 2002 and June
                  30, 2001                                                                                                  5

                  Statements of Cash Flows (unaudited) for the three months
                  ended June 30, 2002 and June 30, 2001                                                                     6

                  Notes to Financial Statements                                                                             7

  Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS
                                                                                                                            9

                             U.S. BIOMEDICAL CORP.
                    (FORMERLY UNITED TEXTILES & TOYS CORP.)
           (A Subsidiary of Multimedia Concepts International, Inc.)

                                 BALANCE SHEETS
                     As of June 30, 2002 and March 31, 2002

                                                                                               June 30,            March 31,
                                                                                                 2001                2002
                                                                                            ----------------    ----------------

                                     ASSETS

         CURRENT ASSETS:
           Cash                                                                             $         (25)      $           26
           Prepaid expenses and other current assets                                                3,746                3,746
                                                                                            ----------------    ----------------
         Total current assets                                                                       3,721                3,772
                                                                                            ----------------    ----------------
                                                                                                    3,721                3,772
                                                                                            ----------------    ----------------


         FURNITURE, FIXTURES AND EQUIPMENT
           Furniture, fixtures and equipment                                                       38,152               38,152
           Accumulated depreciation on furniture, fixtures and equipment                          (38,152)             (38,152)
                                                                                            ----------------    ----------------
           Furniture, fixtures and equipment - Net                                                      0                    0
                                                                                            ----------------    ----------------

         OTHER ASSETS
           Due from affiliates                                                                    352,546              333,546
           Deposits and other assets                                                                7,220                7,220
                                                                                            ----------------    ----------------
           Total other assets                                                                     359,766              340,766
                                                                                            ----------------    ----------------

                   Total Assets                                                             $     363,487       $      344,538
                                                                                            ================    ================





    The accompanying notes are an integral part of these financial statements

                             U.S. BIOMEDICAL CORP.
                    (FORMERLY UNITED TEXTILES & TOYS CORP.)
           (A Subsidiary of Multimedia Concepts International, Inc.)


                                 BALANCE SHEETS
                     As of June 30, 2002 and March 31, 2002

                                                                                            June 30,             March 31,
                                                                                              2002                 2002
                                                                                        -----------------    ------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
         Accounts payable                                                                   $   55,423              $ 60,623
         Accrued expenses and other current liabilities                                         70,207                55,586
         Due to affiliated company                                                             230,987               230,987
         Due to Officer                                                                        268,076               234,369
                                                                                        -----------------    ------------------

                 Total current liabilities                                                     624,693               581,565
                                                                                        -----------------    ------------------
      Total liabilities                                                                        624,693               581,565
                                                                                        -----------------    ------------------

      STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value; 500,000,000 shares authorized, 4,550,234 shares issued and outstanding at June 30, 2002 and 10,000,000 shares authorized, 4,550,234 shares
            issued and outstanding at March 31, 2002                                             4,550                 4,550
        Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2002.
          Additional paid-in capital                                                         8,142,281             8,142,281
          Retained earnings (Deficit)                                                       (8,408,037)           (8,383,858)
                                                                                        -----------------    ------------------

                 Total stockholders' equity                                                   (261,206)             (237,027)
                                                                                        -----------------    ------------------

                 Total liabilities and stockholders' equity                             $      363,487             $ 344,538
                                                                                        =================    ==================

    The accompanying notes are an integral part of these financial statements

                             U.S. BIOMEDICAL CORP.
                    (FORMERLY UNITED TEXTILES & TOYS CORP.)
           (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                    For the three months ended
                                                                                                 ----------------------------------
                                                                                                   June 30,            June 30,
                                                                                                     2002                2001
                                                                                                 --------------     ---------------

      Operating expenses:
        Operating expenses                                                                         $ 24,179            $ 20,942
                                                                                                 --------------     ---------------
                Total operating expenses                                                             24,179              20,942
                                                                                                 --------------     ---------------
      Operating income (loss)                                                                       (24,179)            (20,942)
      Other income:
                Interest and other income                                                              -                      2
                                                                                                 --------------     ---------------
      Net loss                                                                                      $ (24,179)          $ (20,940)
                                                                                                 ==============     ===============

      Calculation of basic and diluted common share and share equivalents:
        Basic and diluted loss per common share and share equivalent                                  $ (.005)            $  (.01)
                                                                                                 ==============     ===============

      Weighted average number of common shares outstanding                                           4,550,234           4,550,234
                                                                                                 ==============     ===============

    The accompanying notes are an integral part of these financial statements

                             U.S. BIOMEDICAL CORP.
                    (FORMERLY UNITED TEXTILES & TOYS CORP.)
           (A Subsidiary of Multimedia Concepts International, Inc.)


                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                                 For the three months ended
                                                                                              ---------------  ---------------
                                                                                                 June 30,           June 30,
                                                                                                   2002               2001
                                                                                              ---------------    ---------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                    $ (24,179)         $ (20,940)
                                                                                              ---------------    ---------------
      Adjustments to reconcile net loss to cash (used) provided for operating activities:
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable                                                     (5,200)               397
         Increase (decrease) in accrued expenses and other liabilities                               14,621            (41,731)
                                                                                              ---------------    ---------------
                Total adjustments                                                                     9,421            (41,334)
                                                                                              ---------------    ---------------
                Net cash provided (used) by operating activities                                    (14,758)           (62,274)
                                                                                              ---------------    ---------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans and advances - affiliates                                                            (19,000)           (24,924)
         Loans and exchanges                                                                         33,707            87,600
                                                                                              ---------------    ---------------
                Net cash provided by (used for) investing activities                                 14,707            62,676
                                                                                              ---------------    ---------------

      NET INCREASE (DECREASE) IN CASH                                                                   (51)               402
                                                                                              ---------------    ---------------

      Cash, beginning of period                                                                          26                618
                                                                                              ---------------    ---------------
      Cash, end of period
      Supplemental disclosure of cash flow information:                                        $        (25)     $       1,020
                                                                                              ===============    ===============
      Interest paid                                                                            $        -        $        -
                                                                                              ---------------    ---------------
      Taxes paid                                                                               $        -        $        -
                                                                                              ===============    ===============

    The accompanying notes are an integral part of these financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)



NOTE 1 -          INTERIM RESULTS AND BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements as of June 30, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. The accompanying financial statements should be read in conjunction with the audited financial statements of U.S Biomedical Corp. (Formerly United Textiles & Toys Corp.) as of March 31, 2002 and notes thereto included in the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  a.       Description of Company:

                  U.S Biomedical Corp. (Formerly United Textiles & Toys Corp.) (the "Company") is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. The Company formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, the Company ceased all operating activities; it now operates solely as a holding company.

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                      c.       Concentration of Credit Risk:

                      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and affiliated company receivables. The Company maintains, at this time, deposits in federally insured financial institutions.

                      d.       Fair value of Financial Instruments:

                      The carrying amount of the Company's financial instruments, consisting of cash, accounts receivable, accounts payable and borrowings approximate their fair value due to the relatively short maturity (90 days) of these instruments.

                      e.       Fixed Assets and Depreciation:

                      Furniture and fixtures are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations as incurred.

                      f.       Statements of Cash Flows:

                      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                      g.       Income Taxes:

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

                      h.       Net Loss Per Share:

                      During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding.

                      Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the three months ended June 30, 2002 and June 30, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                      The following summarizes the components of the basic and diluted loss per common share and share equivalents:

                                                                                                Three Months Ended June 30,
                                                                                               -------------------------------
                                                                                                   2002             2001
                                                                                               -------------    --------------

                      Net loss applicable to common shares                                     $    (.005)      $    (.01)
                                                                                               =============    ==============


                      i.       Impairment of Long-Lived Assets:

                      SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the three months ended June 30, 2002 and June 30, 2001.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

                      j.       Effect of New Accounting Pronouncements:

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

                      This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 . There were no other items of comprehensive income to report during the three months ended June 30, 2002 and June 30, 2001.

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

NOTE 3 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

                  On January 2, 1998, the Company issued 3,571,429 shares of its common stock to Multimedia Concepts International, Inc., a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to the Company by Multimedia Concepts International, Inc.

                  As a result of this transaction, Multimedia Concepts International, Inc., owns 78.5% of the outstanding shares of common stock of the Company, effectively making the Company a subsidiary of Multimedia Concepts International, Inc.

                  On January 20, 1998, U.S. Stores acquired 1,465,000 shares Multimedia Concepts International, Inc.'s common stock. U.S. Stores was incorporated on November 10, 1997. The Company's president is also President and Director of U.S. Stores. In December 2001 US Stores divested of its ownership in Multimedia International Concepts, Inc. The shares were sold to numerous individual investors, none of whom acquired a significant interest in Multimedia.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 4 -          INVESTMENT IN AFFILIATED COMPANY:

                   The   Company's   investment   in  Play   Co.   Toys  &
                   Entertainment Corp. ("Play Co.") was accounted for on the equity method of accounting. Its investment was reduced to zero as a result of Play Co.'s continued losses. On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy code, consequently no updated financial information is available.

NOTE 5-  RELATED PARTY TRANSACTIONS

                   The Company has historically had an arrangement with its parent Multimedia Concepts International, Inc. and its subsidiary, US Apparel Corp., in which the companies fund each other with working capital.

                   As  of  June  30,   2002,   the  Company   recorded  an
                   outstanding payable to Multimedia Concepts International, Inc. in the amount of $204,242. As of March 31, 2002 the balance due from Multimedia Concepts International, Inc. was $214,642.

                   The Company's President has provided funding for working capital. As of June 30, 2002, the amount due this officer was $268,076. As of March 31, 2002, the Company was indebted to this officer in the amount of $234,369.

NOTE 6-  LITIGATION INVOLVING THE COMPANY'S PRESIDENT

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 7-  AMENDMENT TO THE ARTICLES OF INCORPORATION

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 7-  AMENDMENT TO THE ARTICLES OF INCORPORATION (CONTINUED)

                  One of the effects of the amendment might be to enable the Board of Directors to render it more difficult to, or discourage an attempt to, obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of present management.

                  Creation Of Blank Check Preferred Stock

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 7-  AMENDMENT TO THE ARTICLES OF INCORPORATION (CONTINUED)

                  Creation Of Blank Check Preferred Stock (Continued)

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 8-  2002 EMPLOYEE STOCK OPTION PLAN

                  General

                  On May 23, 2002, the Company's majority Stockholders approved the creaton of the 2002 Employee Stock Option Plan. Under the 2002 option Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISO") under Section 422 of the Internal Revenue Code of 1986 (the "Code"). The 2002 Option Plan is not a qualified deferred compensation plan under Section 401 (a) of the Internal Revenue Income Security Act of 1974 ("ERISA").

                  Purpose

                  The primary purpose of the 2002 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's future business that it selects to enter and to facilitate the ownership of the Company's stock by employees at such time as the Company has employees..

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 8-  2002 EMPLOYEE STOCK OPTION PLAN  (CONTINUED)

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 8-  2002 EMPLOYEE STOCK OPTION PLAN (CONTINUED)

                  Terms Of Options (continued)

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

NOTE 9-  DUE TO AFFILIATED COMPANIES

                  On June 6, 2002, the Company entered into an agreement with Multimedia and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,808 shares of common stock of Multimedia in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by the Company to EACC (the "Debt"). In consideration for the issuance of the 3,299,808 shares of common stock, the Company entered into a promissory note whereby it agreed to pay to the Multimedia the amount of $239,986.59. As directed by EACC, the 3,299,808 shares of common stock were issued to CBA Capital Corp. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.

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

Critical Accounting Policies (continued)


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

Critical Accounting Policies (continued)

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

Results of Operations

For the three months ended June 30, 2002 compared to the three months ended June 30, 2001:

         Operating expenses were $24,179 as compared to $20,942 for the three months ended June 30, 2001. This increase of $3,237, or 15%, was primarily due to a reduction in professional fees off set by an increase in other general expenses. A comparative listing of selected operating expenses for the two periods is as follows:

                                              June 30,            June 30,
                                                2002                2001
                                           ----------------    ---------------

Salaries                                           $ 2,925            $ 2,925
P/R Taxes                                              224                224
Professional fees                                    4,000              6,000
Transfer agent fees                                  4,509              4,858
Other expenses                                      12,521              6,935
                                           ----------------    ---------------
Total                                             $ 24,179           $ 20,942
                                           ================    ===============

         For the three months ended June 30, 2002, the Company reported a net loss of $24,179, or basic loss per share of .005, as compared to a net loss of $20,940, or a basic loss per share of $.01 for the three months June 30, 2001. The weighted average number of common shares used in the computation of basic earnings per share was 4,550,234 for the three months ended June 30, 2002 and June 30, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

         At June 30, 2002, the Company reported cash and cash equivalents of $(25), working capital deficit of $609,500, and stockholders' equity of $(249,734) as compared to cash and cash equivalents of $26, working capital deficit of $577,793, and stockholders' equity of $(237,027) at March 31, 2002.

          The Company used from operating activities, $14,758 for the three months ended June 30, 2002 and $62,274 for the three months ended June 30, 2001.

         The Company provided $14,707 from financing activities for the period ended June 30, 2002 and $62,676 for the period ended June 30, 2001 The primary source of these funds were additional loans made to the Company by an officer of the Company.

         As a result, cash decreased $51 for the three months ended June 30, 2002 and increased $402 for the three months ended June 30, 2001.


Trends Affecting Liquidity, Capital Resources and Operations

         Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit 99.1

     Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K during Quarter

     None

The Company did not file any Reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly cause this report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              U.S BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  (Registrant)

                                         /s/ Ilan Arbel
                                         ---------------------------------------
                                         Ilan Arbel                     8/19/02
                                         President

                                         /s/ Aileen Goode
                                         ---------------------------------------
                                         Aileen Goode                   8/19/02
                                         Chief Financial Officer