Form 10QSB
period 2002-09-30
UNITED TEXTILES & TOYS INC
filed 2002-11-21
CIK 895092

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

                For the quarterly period ended September 30, 2002

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

            300 East 56th Street, Suite 30D, New York, New York 10022
                    (Address of Principal Executive Offices)

                                 (212) 486-7666
                (Issuer's Telephone Number, Including Area Code)

               1385 Broadway, Suite 814, New York, New York 10018
                    (Former name, address and fiscal year, if
                           changed since last report)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.01 per share: 4,948,338 shares outstanding as of November 11, 2002.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

  PART I.                  FINANCIAL INFORMATION                                                                      Page
                                                                                                                     Number

  Item 1.         FINANCIAL STATEMENTS
                  Balance Sheets as of  September 30, 2002 (unaudited)
                  and March 31, 2002.                                                                                       3

                  Statements of Operations (unaudited) for the three and six months ended September 30,
                  2002 and September 30, 2001                                                                               5

                  Statements of Cash Flows (unaudited) for the six months ended
                  September 30, 2002 and September 30, 2001                                                                 6

                  Notes to Financial Statements                                                                             7

  Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                    9

  Item 3.         Control and Procedures                                                                                   23


                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)


                                 BALANCE SHEETS
                   As of September 30, 2002 and March 31, 2002

                                                                September 30,   March 31,
                                                                     2002         2002
                                                                  ---------    ---------

                                     ASSETS

         CURRENT ASSETS:
  Cash ........................................................   $    --      $      26
  Prepaid expenses and other current assets ...................       3,746        3,746
                                                                  ---------    ---------
Total current assets ..........................................       3,746        3,772
                                                                  ---------    ---------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................      38,152       38,152
  Accumulated depreciation on furniture, fixtures and equipment     (38,152)     (38,152)
                                                                  ---------    ---------
  Furniture, fixtures and equipment - Net
                                                                          0            0
                                                                                       0
                                                                  ---------    ---------

OTHER ASSETS
  Due from affiliates .........................................     324,546      333,546
  Deposits and other assets ...................................        --          7,220
                                                                  ---------    ---------
  Total other assets ..........................................     324,546      340,766
                                                                  ---------    ---------


          Total Assets ........................................   $ 328,292    $ 344,538
                                                                  =========    =========


The accompanying notes are an integral part of these financial statements.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)



                                 BALANCE SHEETS
                   As of September 30, 2002 and March 31, 2002

                                                                               Sept. 30,      March 31,
                                                                                 2002           2002
                                                                              -----------    -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
   Accounts payable .......................................................   $     9,658    $    60,623
   Accrued expenses and other current liabilities .........................        42,186         55,586
   Due to affiliated company ..............................................       230,987        230,987
   Due to Officer .........................................................       311,164        234,369
                                                                              -----------    -----------

           Total current liabilities ......................................       593,995        581,565
                                                                              -----------    -----------
Total liabilities .........................................................       593,995        581,565
                                                                              -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 500,000,000 shares authorized, 4,948,338 shares issued and outstanding at September 30, 2002 and 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at March
      31, 2002
  Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares        49,483         45,502
      issued and outstanding at September 30, 2002

    Additional paid-in capital ............................................     8,139,348      8,101,329
    Retained earnings (Deficit) ...........................................    (8,454,534)    (8,383,858)
                                                                              -----------    -----------

           Total stockholders' equity .....................................      (265,703)      (237,027)
                                                                              -----------    -----------

           Total liabilities and stockholders' equity .....................   $   328,292    $   344,538
                                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF OPERATIONS

                                                                       For the Three Months Ended    For the Six Months Ended
                                                                         Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                                                                           2002           2001           2002           2001
                                                                       -----------    -----------    -----------    -----------
Operating expenses:
  Operating expenses ...............................................   $    46,496    $    14,588    $    70,676    $    35,530
                                                                       -----------    -----------    -----------    -----------
         Total operating expenses ..................................        46,496         14,588         70,676         35,530
                                                                       -----------    -----------    -----------    -----------
Operating income (loss) ............................................       (46,496)       (14,588)       (70,676)       (35,530)
Other income:
         Interest and other income .................................          --             --             --                2
                                                                       -----------    -----------    -----------    -----------

Net loss ...........................................................   $   (46,496)   $   (14,588)   $   (70,676)   $   (35,528)
                                                                       ===========    ===========    ===========    ===========


Calculation of basic and diluted common share and share equivalents:
  Basic and diluted loss per common share and
share equivalent ...................................................   $      (.01)   $     (.003)   $     (.015)   $     (.007)
                                                                       ===========    ===========    ===========    ===========

Weighted average number of common shares
outstanding ........................................................     4,815,637      4,550,234      4,682,935      4,550,234
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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                                                                      For the six months ended
                                                                                                  ----------------------------------
                                                                                                    Sept. 30,           Sept. 30,
                                                                                                       2002               2001
                                                                                                  ---------------     --------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                    $     (70,676)         $ (35,528)
                                                                                                  ---------------     --------------
      Adjustments to reconcile net loss to cash (used) provided for operating activities:
      Changes in assets and liabilities:
        (Increase) decrease in security deposits                                                          7,220                -
         Increase (decrease) in accounts payable                                                        (50,965)               397
         Increase (decrease) in accrued expenses and other liabilities                                  (13,400)           (39,600)
                                                                                                  ---------------     --------------
                Total adjustments                                                                       (57,145)           (39,203)
                                                                                                  ---------------     --------------
                Net cash provided (used) by operating activities                                       (127,821)           (74,731)
                                                                                                  ---------------     --------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans and advances - affiliates                                                                  9,000             94,500
         Loans and exchanges - officer                                                                   76,795            (19,804)
        Issuance of common shares                                                                        42,000               -
                                                                                                  ---------------     --------------
                Net cash provided by (used for) investing activities                                    127,795             74,696
                                                                                                  ---------------     --------------

      NET INCREASE (DECREASE) IN CASH                                                                       (26)               (35)
                                                                                                  ---------------     --------------

      Cash, beginning of period                                                                              26                618
                                                                                                  ---------------     --------------
      Cash, end of period                                                                         $           0        $       583
                                                                                                  ===============     ==============

      Supplemental disclosure of cash flow information:
      Interest paid                                                                               $          -        $          -
                                                                                                  ---------------     --------------
      Taxes paid                                                                                  $          -        $          -
                                                                                                  ===============     ==============

   The accompanying notes are an integral part of these financial statements.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002



NOTE 1 -          DESCRIPTION OF COMPANY:

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

NOTE 2 -          INTERIM RESULTS AND BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements as of September 30, 2002 and for the three month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date.

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

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 3 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

Note 3-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f.       Income Taxes: (continued)

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

                      Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the three months ended September 30, 2002 and September 30, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

                      The following summarizes the components of the basic and diluted loss per common share and share equivalents:

                                                                                                Three Months Ended September
                                                                                                            30,
                                                                                               -------------------------------
                                                                                                   2002             2001
                                                                                               -------------    --------------

                      Net loss applicable to common shares                                         $  (.01)          $ (.003)
                                                                                               =============    ==============

h.       Impairment of Long-Lived Assets:

                      SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the three months ended September 30, 2002 and September 30, 2001.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 3-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        i.       Effect of New Accounting Pronouncements:

                      The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operation and cash flows.


NOTE 4 -          INVESTMENT BY MULTIMEDIA CONCEPTS INTERNATIONAL, INC.:

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


NOTE 5 -          INVESTMENT IN AFFILIATED COMPANY:

                  The   Company's   investment   in  Play   Co.   Toys  &
                  Entertainment Corp. ("Play Co.") was accounted for on the equity method of accounting. Its investment was reduced to zero as a result of Play Co.'s continued losses. On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy code. The filing was subsequently converted into a Chapter 7 filing in August 2002.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 6-  RELATED PARTY TRANSACTIONS

                  The Company has historically had an arrangement with its parent Multimedia Concepts International, Inc. and its subsidiary, US Apparel Corp., in which the companies fund each other with working capital.

                  As of September 30, 2002, the Company recorded an outstanding receivable from Multimedia Concepts International, Inc. in the amount of $324,546. As of March 31, 2002 the balance due from Multimedia Concepts International, Inc. was $333,546.

                  The Company's President has provided funding for working capital. As of September 30, 2002, the amount due this officer was $311,164. As of March 31, 2002, the Company was indebted to this officer in the amount of $234,369.

NOTE 7-  LITIGATION INVOLVING THE COMPANY'S PRESIDENT

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


NOTE 8-  AMENDMENT TO THE ARTICLES OF INCORPORATION

                  On May 23, 2002, the majority stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 500,000,000, to authorize the creation of 10,000,000 shares of "blank check" preferred stock and to change the Company's name from United Textiles & Toys Corp. to U.S. Biomedical Corp. The Company currently has authorized capital stock of 10,000,000 shares and approximately 4,948,338 shares of Common Stock are outstanding as of the Record Date.

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 8-  AMENDMENT TO THE ARTICLES OF INCORPORATION (CONTINUED)

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

                  Change of the Company's Name

                  The   amendment   to   the   Company's    Articles   of
                  incorporation changed the Company's name from United Textiles & Toys Corp. to U.S. Biomedical Corp. The Company changed its name to U.S. Biomedical Corp. in anticipation of potentially merging with a company in the medical field.

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

                  As of the record date, a total of 4,948,338 shares of the Company's currently authorized 10,000,000 shares of Common Stock are issued and outstanding. The increase in the number of authorized but unissued shares of Common Stock would enable the Company, without further stockholder approval, to issue shares form time to time as may be required for proper business purposes, such as raising additional capital for ongoing operations, business and asset acquisitions, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 8-  AMENDMENT TO THE ARTICLES OF INCORPORATION (CONTINUED)

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 8-  AMENDMENT TO THE ARTICLES OF INCORPORATION (CONTINUED)

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


NOTE 9-  2002 EMPLOYEE STOCK OPTION PLAN

                  General

                  On May 23, 2002, the Company's majority Stockholders approved the creation of the 2002 Employee Stock Option Plan. Under the 2002 option Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISO") under Section 422 of the Internal Revenue Code of 1986 (the "Code"). The 2002 Option Plan is not a qualified deferred compensation plan under Section 401 (a) of the Internal Revenue Income Security Act of 1974 ("ERISA").

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 9-  2002 EMPLOYEE STOCK OPTION PLAN (CONTINUED)


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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 9-  2002 EMPLOYEE STOCK OPTION PLAN  (CONTINUED)


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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 9-  2002 EMPLOYEE STOCK OPTION PLAN (CONTINUED)

                  Terms Of Options (continued)

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


NOTE 10- DUE TO AFFILIATED COMPANIES

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

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


NOTE 11- CONSULTING AGREEMENT

                  On August 12, 2002, the company signed an agreement with a media consulting firm in Germany whereby this company agreed to perform various media and promotional services in Germany on behalf of the Company. The term of the agreement was for on year commencing on the date of the contract.

                  The cost of the agreement to the Company was $42,000, payable by the Company issuing to this firm, 398,104 shares of its $.01 par value common stock prior to the initiation of services to be performed by this firm

                  The Common Stock was issued by the Company in two components as follows:

                    1. 68,104 shares of free trading unrestricted common shares.


                    2. 330,000 shares of restricted common shares.

                  The restricted common shares cannot be transferred without the prior written consent of the Company.

                  To date, the Company is alleging that this firm has not provided the quality of services that the agreement calls for, and in the opinion of the Company, this firm has breached the agreement by non-performance and the Company is presently in the process of pursuing legal steps in order to recover the shares issued to this firm.

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

                  Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the six months ended September 30, 2002 and September 30, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

         h.       Impairment of Long-Lived Assets:

                  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the six months ended September 30, 2002 and September 30, 2001.

         i.       Effect of New Accounting Pronouncements:

                      The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operation and cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


Results of Operations

Three months ended September 30, 2002 compared to the three months ended September 30, 2001:

         Operating expenses were $46,496 for the three months ended September 30, 2002 as compared to $14,588 for the three months ended September 30, 2001. This increase of $31,908, or 219%, was primarily due to the payment of consulting fees for media services in the current quarter. A comparative listing of selected operating expenses for the two periods is as follows:

                                              Sept. 30,           Sept. 30,
                                                2002                2001
                                           ----------------    ---------------

  Salaries                                 $           -              $ 2,925
  P/R Taxes                                            -                  256
  Professional fees                                  4,000             11,000
  Transfer agent fees                                  -                  150
  Consulting fees                                   42,000                  -
  Other expenses                                       496                257
                                           ----------------    ---------------
  Total                                            $46,496           $ 14,588
                                           ================    ===============

         For the three months ended September 30, 2002, the Company reported a net loss of $46,496, or basic loss per share of .01, as compared to a net loss of $14,588, or a basic loss per share of $.003 for the three months September 30, 2001

Six months ended September 30, 2002 compared to six months ended September 30, 2001

         Operating expenses were $70,676 for the six months ended September 30, 2002, as compared to $35,530 for the six months ended September 30, 2001. This increase of $35,146 or 98.9%, was due to the payment of consulting fees for media services in the current period.

         The Company incurred no interest expense in the six months ended September 30, 2002, as well as in the corresponding six months ended September 30, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

         At September 30, 2002, the Company reported cash and cash equivalents of $0, working capital deficit of $590,249, and stockholders' equity of $(265,703) as compared to cash and cash equivalents of $26, working capital deficit of $577,793, and stockholders' equity of $(237,027) at March 31, 2002.

          The Company used from operating activities, $127,821 for the six months ended September 30, 2002 and $74,731 for the six months ended September 30, 2001.

         The Company provided $127,795 from financing activities for the six months ended September 30, 2002 and $74,696 for the six months ended September 30, 2001. The primary source of these funds were additional loans made to the Company by an officer of the Company.

         As a result, cash decreased $26 for the six months ended September 30, 2002 and decreased $35 for the six months ended September 30, 2001.

         For the six months ended September 30, 2002, the Company reported a net loss of $70,676, or basic earnings deficit per share of $.015, as compared to a net loss of $35,528, or a basic earnings deficit per share of $.007, for the six months ended September 30, 2001. The weighted average number of common shares used in the computation of basic earnings per share was 4,682,935 for the six months ended September 30, 2002 and 4,550,234 for the six months ended September 30, 2001.


Trends Affecting Liquidity, Capital Resources and Operations

         Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

   ITEM 3-CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, The Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure, our disclosure controls and procedures were effective as of September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities and Use of Proceeds

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibit

                  99.1 Certification by Ilan Arbel, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)       Reports

                  None

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

                              U.S BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  (Registrant)


/s/ Ilan Arbel                           11/20/02
Ilan Arbel                               Date
President
Chief Financial Officer

                                  CERTIFICATION

   I, Ilan Arbel, certify that:

1.         I have reviewed this quarterly report of Form 10-Q of U.S. Biomedical
           Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
           13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made know to me by other within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date: November 19, 2002



/s Ilan Arbel
   Ilan Arbel
   President