Form 10QSB
period 2002-12-31
UNITED TEXTILES & TOYS INC
filed 2003-02-19
CIK 895092

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, par value $.01 per share: 4,948,338 shares outstanding as of February 13, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X] 2

                                TABLE OF CONTENTS

  PART I.                  FINANCIAL INFORMATION                                                                          Page

                                                                                                                         Number

  Item 1.         FINANCIAL STATEMENTS
                  Balance Sheets as of  December 31, 2002 (unaudited)
                  and March 31, 2002.                                                                                       3

                  Statements of Operations (unaudited) for the three and nine months ended December 31,
                  2002 and December 31, 2001                                                                                5

                  Statements of Cash Flows (unaudited) for the nine months ended December 31, 2002 and
                  December 31, 2001                                                                                         6

                  Notes to Financial Statements                                                                             7

  Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                    9

  Item 3.         Control and Procedures                                                                                   23










                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                                            BALANCE SHEETS
                                              As of December 31, 2002 and March 31, 2002
                                                              (Unaudited)


                                                                                               Dec. 31,            March 31,
                                                                                                 2002                2002
                                                                                            ----------------    ----------------

                                                                ASSETS

         CURRENT ASSETS:
           Cash                                                                                   $ -                $      26
           Prepaid expenses and other current assets                                                 3,746               3,746
                                                                                            ----------------    ----------------
         Total current assets                                                                        3,746               3,772
                                                                                            ----------------    ----------------

         FURNITURE, FIXTURES AND EQUIPMENT
           Furniture, fixtures and equipment                                                        38,152              38,152
           Accumulated depreciation on furniture, fixtures and equipment                           (38,152)            (38,152)
                                                                                            ----------------    ----------------
           Furniture, fixtures and equipment - Net
                                                                                                         0                   0
                                                                                            ----------------    ----------------

         OTHER ASSETS
           Due from affiliates                                                                     324,546             333,546
           Deposits and other assets                                                                     -               7,220
                                                                                            ----------------    ----------------
           Total other assets                                                                      324,546             340,766
                                                                                            ----------------    ----------------


                   Total Assets                                                             $      328,292         $   344,538
                                                                                            ================    ================


     The accompanying notes are an integral part of these consolidated financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                 BALANCE SHEETS
                   As of December 31, 2002 and March 31, 2002
                                   (Unaudited)


                                                                                            Dec. 31,             March 31,
                                                                                              2002                 2002
                                                                                        -----------------    ------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
         Accounts payable                                                                      $ 9,658              $ 60,623
         Accrued expenses and other current liabilities                                         42,186                55,586
         Due to affiliated company                                                             230,987               230,987
         Due to Officer                                                                        315,164               234,369
                                                                                        -----------------    ------------------

                 Total current liabilities                                                     597,995               581,565
                                                                                        -----------------    ------------------
      Total liabilities                                                                        597,995               581,565
                                                                                        -----------------    ------------------

      STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value; 500,000,000 shares
            authorized, 4,948,338 shares issued and outstanding at
            December 31, 2002 and 10,000,000 shares authorized, 4,550,234 shares issued and outstanding at March 31, 2002
        Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares               49,483               45,502
            issued and outstanding at December 31, 2002.

          Additional paid-in capital                                                         8,139,348            8,101,329
          Retained earnings (Deficit)                                                       (8,458,534)          (8,383,858)
                                                                                        -----------------    ------------------

                 Total stockholders' equity                                                   (269,703)            (237,027)
                                                                                        -----------------    ------------------

                 Total liabilities and stockholders' equity                             $      328,292            $ 344,538
                                                                                        =================    ==================




     The accompanying notes are an integral part of these consolidated financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)


                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months Ended                  For the Nine months Ended
                                                    --------------------------------------     -------------------------------------
                                                        Dec. 31,             Dec. 31,             Dec. 31,              Dec. 31,
                                                          2002                 2001                 2002                  2001
                                                    ------------------    ----------------     ----------------     ----------------
Operating expenses:
  Operating expenses                                $          4,000         $    17,537             $ 74,676              $ 53,067
                                                    ------------------    ----------------     ----------------     ----------------
         Total operating expenses                              4,000              17,537               74,676                53,067
                                                    ------------------    ----------------     ----------------     ----------------
Operating income (loss)                                       (4,000)            (17,537)             (74,676)              (53,067)
Other income:
         Interest and other income                                -                    3                   -                      5
                                                    ------------------    ----------------     ----------------     ----------------

Net loss                                                   $  (4,000)          $ (17,534)           $ (74,676)            $ (53,062)
                                                    ==================    ================     ================     ================


Calculation of basic and diluted common share
and share equivalents:
  Basic and diluted loss per common share and
share equivalent                                            $  (.001)           $  (.004)             $  (.02)             $  (.012)
                                                    ==================    ================     ================     ================

Weighted average number of common shares
outstanding                                                4,948,338           4,550,234            4,771,403             4,550,234
                                                    ==================    ================     ================     ================


     The accompanying notes are an integral part of these consolidated financial statements

                              U.S. BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Unaudited)


                                                                                                      For the Nine months ended
                                                                                                  ----------------------------------
                                                                                                     Dec. 31,           Dec. 31,
                                                                                                       2002               2001
                                                                                                  ---------------     --------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                    $   (74,676)             $(53,062)
                                                                                                  ---------------     --------------
      Adjustments to reconcile net loss to cash (used) provided for operating activities:
      Changes in assets and liabilities:
        (Increase) decrease in security deposits                                                          7,220                -
         Decrease in prepaid and other current assets                                                        -                1,943
         Increase (decrease) in accounts payable                                                        (50,965)            (17,180)
         Increase (decrease) in accrued expenses and other liabilities                                  (13,400)            (92,245)
                                                                                                  ---------------     --------------
                Total adjustments                                                                       (57,145)           (107,482)
                                                                                                  ---------------     --------------
                Net cash provided (used) by operating activities                                       (131,821)           (160,544)
                                                                                                  ---------------     --------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Loans and advances - affiliates                                                                  9,000             111,938
         Loans and exchanges - officer                                                                   80,795              48,466
        Issuance of common shares                                                                        42,000                -
                                                                                                  ---------------     --------------
                Net cash provided by (used for) investing activities                                    131,795             160,404
                                                                                                  ---------------     --------------

      NET INCREASE (DECREASE) IN CASH                                                                       (26)               (140)
                                                                                                  ---------------     --------------

      Cash, beginning of period                                                                              26                 618
                                                                                                  ---------------     --------------

      Cash, end of period                                                                         $           0       $         478
                                                                                                  ===============     ==============

      Supplemental disclosure of cash flow information:
      Interest paid                                                                               $          -        $        -
                                                                                                  ===============     ==============
      Taxes paid                                                                                  $          -        $         455
                                                                                                  ===============     ==============

     The accompanying notes are an integral part of these consolidated financial statements

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

NOTE 2 -          INTERIM RESULTS AND BASIS OF PRESENTATION:

     The accompanying unaudited financial statements as of December 31, 2002 and for the three and nine month periods then ended have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310 of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the three and nine month periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year. The balance sheet at March 31, 2002 has been derived from the audited financial statements at that date.

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

     Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the three and nine months ended December 31, 2002 and December 31, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

     The following summarizes the components of the basic and diluted loss per common share and share equivalents:

                                         Nine Months Ended December 31,
                                        -----------------------------
                                             2002            2001
                                        ------------- --------------

Net loss applicable to common shares       $ (.02)        $ (.012)
                                        ============= ==============

h.       Impairment of Long-Lived Assets:

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the three months ended December 31, 2002 and December 31, 2001.

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

     As of December 31, 2002, the Company recorded an outstanding receivable from Multimedia Concepts International, Inc. in the amount of $324,546. As of March 31, 2002 the balance due from Multimedia Concepts International, Inc. was $333,546.

     The Company's President has provided funding for working capital. As of December 31, 2002, the amount due this officer was $315,164. As of March 31, 2002, the Company was indebted to this officer in the amount of $234,369.

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

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9-  2002 EMPLOYEE STOCK OPTION PLAN  (CONTINUED)


Terms Of Options

     The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the Plan, including the following:

     a) Purchase Price. The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (as set forth in the 2002 Option Plan), or in the case of the grant of an ISO to a Principal Stockholder, not less that 100% of fair market value of such Common Shares at the time such Option is granted. The purchase Price of the Common Shares subject to each Non-ISO shall be determined at the time such Option is granted, but in no case less than 85% of the fair market Value of such Common Shares at the time such Option is granted. The purchase price of the Common Shares subject to each Non-ISO.

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

     Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the nine months ended December 31, 2002 and December 31, 2001 there were no items of potential dilution that would impact on the computation of diluted earnings or loss per share.

     h. Impairment of Long-Lived Assets:

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted SFAS No. 121. There were no long lived assets impairment recognized by the Company for the nine months ended December 31, 2002 and December 31, 2001.

     i. Effect of New Accounting Pronouncements:

     The Company does not believe that any recently issued but not yet effective accounting standards, have a material effect on the Company's financial position, results of operation and cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS


Results of Operations

Three months ended December 31, 2002 compared to the three months ended December 31, 2001:

     Operating expenses were $4,000 for the three months ended December 31, 2002 as compared to $17,537 for the three months ended December 31, 2001. This decrease of $13,537, or 78%, was primarily due to limited operating activities during the current three month period. A comparative listing of selected operating expenses for the two periods is as follows:

                                              Dec. 31,            Dec. 31,
                                                2002                2001
                                           ----------------    ---------------

  Salaries                                 $           -              $ 2,925
  Professional fees                                  4,000              5,000
  Transfer agent fees                                  -                1,591
  Other expenses                                       -                8,021
                                           ----------------    ---------------
  Total                                             $4,000            $17,537
                                           ================    ===============

     For the three months ended December 31, 2002, the Company reported a net loss of $4,000, or basic loss per share of .01, as compared to a net loss of $17,537, or a basic loss per share of $.004 for the three months December 31, 2001.

Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

     Operating expenses were $74,676 for the nine months ended December 31, 2002, as compared to $53,067 for the nine months ended December 31, 2001. This increase of $21,609 or 41%, was due to the payment of consulting fees for media services as well as professional fees in the current nine month period.

     The Company incurred no interest expense in the nine months ended December 31, 2002, as well as in the corresponding nine months ended December 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

     At December 31, 2002, the Company reported cash and cash equivalents of $0, working capital deficit of $594,249, and stockholders' equity of $(269,703) as compared to cash and cash equivalents of $26, working capital deficit of $577,793, and stockholders' equity of $(237,027) at March 31, 2002.

     The Company used from operating activities, $131,821 for the nine months ended December 31, 2002 and $160,544 for the nine months ended December 31, 2001.

     The Company provided $131,795 from financing activities for the nine months ended December 31, 2002 and $160,404 for the nine months ended December 31, 2001. The primary source of these funds were additional loans made to the Company by an officer of the Company.

     As a result, cash decreased $26 for the nine months ended December 31, 2002 and decreased $140 for the nine months ended December 31, 2001.

     For the nine months ended December 31, 2002, the Company reported a net loss of $74,676, or basic earnings deficit per share of $(.02), as compared to a net loss of $53,062, or a basic earnings deficit per share of $.012, for the nine months ended December 31, 2001. The weighted average number of common shares used in the computation of basic earnings per share was 4,771,403 for the nine months ended December 31, 2002 and 4,550,234 for the nine months ended December 31, 2001.


Trends Affecting Liquidity, Capital Resources and Operations

     Since the Company is ostensibly a holding company, there are no trends that will affect liquidity, capital resources, and operations.

ITEM 3-CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, The Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure, our disclosure controls and procedures were effective as of December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect our internal controls subsequent to December 31, 2002.

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

                              U.S BIOMEDICAL CORP.
                     (FORMERLY UNITED TEXTILES & TOYS CORP.)
            (A Subsidiary of Multimedia Concepts International, Inc.)

                                  (Registrant)


                                       /s/ Ilan Arbel                   2/19/03
                                           Ilan Arbel                    Date
                                           President
                                           Chief Financial Officer